Form 10KSB
period 1998-12-31
PENNACO ENERGY INC
filed 1999-03-31
CIK 1069845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended: December 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from ________to________

                                              Commission file number 000-24881
                                                                    ----------

                              PENNACO ENERGY, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                       88-0384598
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        1050 17th Street
           Suite 700
        Denver, Colorado                                    80265
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (303) 629-6700

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered

                None                                      None
-----------------------------------      --------------------------------------

Securities registered pursuant to section 12(g) of the act:

                        Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

           Yes  /X/                 No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The registrant had no operating revenues in 1998.

As of March 24, 1999, the aggregate market value of the 10,251,875 shares of voting stock held by non-affiliates of the registrant was approximately $39,726,016 based upon the closing price of the Common Stock on the OTC Bulletin Board on March 24, 1999 of $3.875 per share.

As of March 24, 1999, the registrant had 15,151,679 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                      PART I
                                                                                            Page
                                                                                            ----
Item 1.           Description of Business.................................................    4
Item 2.           Description of Property.................................................   10
Item 3.           Legal Proceedings.......................................................   13
Item 4.           Submission of Matters to a Vote of Security Holders.....................   13

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters................   14
Item 6.           Plan of Operation.......................................................   15
Item 7.           Financial Statements....................................................   18
Item 8.           Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosure..............................................   28

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons,
                     Compliance with Section 16(a) of the Exchange Act....................   29
Item 10.          Executive Compensation..................................................   30
Item 11.          Security Ownership of Certain Beneficial Owners and Management..........   30
Item 12.          Certain Relationships and Related Transactions..........................   30
Item 13.          Exhibits and Reports on Form 8-K........................................   31
                  Signatures                                                                 32

                                       2

                       DOCUMENT INCORPORATED BY REFERENCE

     Some of the information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 1999.

     Transitional Small Business Disclosure Format (Check one): Yes    ; No X
                                                                   ----    ----

                               CERTAIN DEFINITIONS

The following are definitions of terms commonly used in the oil and natural gas industry and this document.

Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60 (degrees) Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that one barrel of oil is referred to as six Mcf of natural gas equivalent or "Mcfe." As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "Mcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "Mcfe" means thousand cubic feet equivalent, "MMcfe" means million cubic feet equivalent, "Bcfe" means billion cubic feet equivalent, and "MMBtu" means million British thermal units.

COAL SEAM. A layer of coal of variable thickness which is found below the surface of the ground but which may also outcrop at the surface. Coal is a black organic mineral formed from buried deposits of plant material from ancient coastal swamps.

DEVELOPED ACREAGE. The amount of acreage which is allocated or assignable to producing wells or wells capable of production.

DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

EXPLORATORY WELL. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which the Company has a working interest.

OPERATOR. The individual or company responsible to the working interest owners for the drilling, completion and production of an oil or natural gas well or lease.

NET ACRES OR NET WELLS. Acreage or wells, as the case may be, net of the Company's working interest.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES BEFORE INCOME TAXES. The present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated production and ad valorem taxes, future capital costs and operating expenses, using prices and costs in effect as of the date indicated, without giving effect to future federal income taxes. The future net revenues have been discounted at an annual rate of 10%.

PROPPANT. Sand or synthetic material used in a fracture stimulation procedure to support fractures in an oil or gas bearing formation.

PROVED DEVELOPED OIL AND GAS RESERVES. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

PROVED RESERVES. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices provided only by contractual arrangements, but not on escalations based upon future conditions.

PROVED UNDEVELOPED RESERVES. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

UNDEVELOPED ACREAGE. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves.

WORKING INTEREST. An interest in an oil and natural gas lease which grants the owner of the interest the right to drill and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalty interests.

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Pennaco Energy, Inc. ("Pennaco," "we," "ours," "us" or the "Company") is an independent, development stage exploration and production company. The Company's current operations are completely focused on the acquisition, development and production of natural gas from coal bed methane ("CBM") properties in the Rocky Mountain region of the United States. Pennaco is one of the largest holders of oil and gas leases covering CBM properties in the Powder River Basin in northeastern Wyoming and southeastern Montana. As of March 1, 1999, the Company owned oil and gas lease rights with respect to approximately 311,800 net acres in the Powder River Basin.

         The CBM wells in the Powder River Basin are generally 350 to 1,200 feet in depth and typically take only two to three days to drill and complete. Because of the relatively shallow depth and short amount of time to drill a well, CBM wells have relatively low drilling, completion and well connection costs (approximately $60,000 total well cost per well). Approximately 50% of the total well costs are well connection costs, comprised of costs of gathering lines, power lines and surface equipment. The Company plans to contract much of the well connection cost to third party gatherers in return for payment of a per mcf gathering fee. The CBM gas recovered from the wells in the Powder River Basin does not require processing but does require dehydration and compression and could eventually require carbon dioxide treatment over the next several years.

         The Company initiated its drilling program on November 15, 1998 and had drilled approximately 32 gross (28 net) wells as of December 31, 1998. As of March 22, 1999, the Company has drilled approximately 135 gross (118 net) CBM wells and plans to drill approximately 330 net CBM wells in 1999, although there can be no assurances that it will have sufficient funds to drill all of these wells, that it would be economic to do so or that these wells will ultimately be productive. The wells the Company has drilled to date have each taken an average of three days to drill and are in various stages of completion and testing while awaiting construction of gathering and compression systems and connection to a pipeline.

         The Company has flow tested most of the 32 wells which were drilled as of December 31, 1998. These tests resulted in the calculation of proved non-producing reserves as reviewed by the Company's third party engineers. At December 31, 1998, the Company had estimated net proved reserves of 18.1 Bcfe with present value of estimated future net revenues before income taxes (utilizing a 10% discount rate) of $8.5 million and a standardized measure of discounted future net cash flows of $6.1 million. Natural gas constituted 100% of the Company's estimated net proved reserves, all of which were located in the Powder River Basin and 30% of which were developed but non-producing at year-end. The Company operates all of the wells on its proved developed non-producing properties.

         As of December 31, 1998, the Company had not produced any oil or gas nor does it have the ability to produce any oil or gas until the permitting for and construction of a gathering and compression system is completed. The success of the Company's drilling program (including the magnitude of any potential reserves) cannot be fully evaluated until the wells are completed, connected to a gathering system and produced for a period of time. The Company anticipates initial production and gas sales in April 1999 but there can be no assurance that third party gatherers will be able to obtain permitting for and complete construction of gathering, compression, and transportation systems by that time or that the Company's existing wells will produce economic quantities of CBM gas.

         Pennaco has entered into two gas sale contracts to sell a total of 10,000 MMBtu per day of natural gas for 12 months beginning April 1, 1999 to two gas purchasers deliverable at Recluse, Wyoming into the Williston Basin Interstate pipeline (the "WBI"). The Company has entered into agreements to purchase gas for the month of April 1999 in order to meet its gas sales contract obligations. The Company believes that once gathering and compression systems are completed, its initial production from its South Gillette Area will be sufficient to satisfy its obligations under its gas sales contracts. The Company recently entered into an agreement with Bear Paw Energy, Inc. ("Bear Paw Energy"), a subsidiary of TransMontaigne, Inc., under which Bear Paw Energy will construct, own and operate gas gathering systems as well as provide gas gathering and compression services to Pennaco in the Company's South Gillette Area. On March 17, 1999, the Company entered into an agreement with Western Gas Resources, Inc. ("Western Gas") to compress and transport 11 MMcf per day of gas from the Dopplebock compressor station located southwest of the Company's South Gillette Area to the interconnect with WBI at Recluse, Wyoming.

         The Company currently maintains its principal executive offices at 1050 17th Street, Suite 700, Denver, Colorado 80265. The Company's telephone number is (303) 629-6700 and the facsimile number is (303) 629-6800. The Company also maintains an office at 3651 Lindell Road, Suite A, Las Vegas, Nevada 89103 and a field office at 400 South Miller Avenue, Gillette, Wyoming 82716.

CMS TRANSACTION

         On October 23, 1998, the Company and CMS Energy Corporation's exploration and production unit, CMS Oil and Gas Company ("CMS") signed a definitive purchase and sale agreement (the "CMS Agreement") relating to the development of the Company's Powder River Basin acreage (the "CMS Transaction") within a designated area of mutual interest ("AMI"). Pursuant to the terms of the CMS Agreement, CMS acquired an undivided 50% working interest in approximately 492,000 net acres of Pennaco's leasehold position in the Powder River Basin for $28.0 million. The Company acquired that portion of the leasehold position which was conveyed to CMS in the CMS Transaction for approximately $7.0 million. The purchase price provided for in the CMS Agreement was the result of arm's length negotiations between the Company and CMS and was also a function of the consideration originally paid by the Company for such acreage. The Company's Board of Directors received a fairness opinion from Hanifen Imhoff, Inc. that the CMS Transaction was fair to the Company's stockholders from a financial point of view.

       Since the announcement of the CMS Transaction, the jointly owned leasehold contained in the AMI has grown from 492,000 net acres to approximately 560,000 net acres through additional acreage purchases. The CMS Agreement provides for the development of the Company's leasehold acreage within the AMI, with Pennaco and CMS each operating approximately 50% of the wells to be drilled. As is customary in oil and gas leasehold transactions, the agreement provides for the adjustment of the purchase price for title defects discovered prior to closing and for the opportunity for one party to participate in acquisitions made by the other party in the AMI defined in the agreement. As of March 12, 1999, approximately $1.2 million of the proceeds of the CMS Transaction were held in escrow pending resolution of possible title defects. The agreement also provides for a preferential purchase right to the other party in the event either CMS or the Company attempts to sell a portion of its interest in the acreage covered by the agreement. There is no preferential purchase right in the event that either party enters into a merger, reorganization or consolidation. All of the leases in the AMI are dedicated to CMS Gas Transmission and Storage, an affiliate of CMS, for gathering, compression and transportation, provided that such services are offered at competitive market rates.

BUSINESS STRATEGY

         Pennaco's business strategy is to build an exploration and production company that is focused on creating value for its stockholders through profitable growth in reserves, production and cash flow per share. The key components of the Company's business strategy include the following.

- Concentrate activities in the Rocky Mountains and Mid-Continent regions of the U.S.
- Leverage the expertise of its technical and management team in areas of prior experience.
- Acquire additional undeveloped properties in the Powder River Basin that add to near-term drilling inventory.
-   Acquire producing properties with development and exploitation potential.
- Seek to acquire operating control and majority ownership interests in properties to optimize the timing and efficiency of operations.
- Actively manage gas gathering, processing, transportation, and marketing activities to maximize product price realizations.
- Maintain a strong balance sheet in order to be in a position to capitalize on opportunities as they occur.

GAS GATHERING, COMPRESSION, MARKETING AND TRANSPORTATION

         The Company plans to focus its initial capital spending on drilling, well completion, production and land acquisition activities rather than gas gathering and compression operations. Accordingly, the Company plans to utilize third party gathering services to gather, compress and transport its natural gas from the wellhead to market in return for gathering and compression fees. The Company recently entered into an agreement with Bear Paw Energy under which Bear Paw Energy will construct, own and operate gas gathering systems as well as provide gas gathering and compression services to Pennaco outside of the CMS AMI in the Company's South Gillette Area.
On March 17, 1999 the Company entered into an agreement with Western
Gas to compress and transport 11 MMcf per day of gas from the Doppelbock compressor station located southwest of the Company's South Gillette Area to the interconnect with WBI at Recluse, Wyoming. Western Gas will take delivery of the gas gathered by Bear Paw Energy in the South Gillette area and transport the gas to Doppelbock.

         Production growth in the Powder River Basin is currently impeded by a natural gas pipeline bottleneck which restricts the movement of natural gas out of the basin. Currently only two pipelines are available to transport CBM gas out of the Powder River Basin. The MIGC pipeline, which is operated by Western Gas, has recently undergone a 40 MMcf per day expansion to 130 MMcf per day. The MIGC line runs south through the eastern side of the Powder
River Basin to interconnect with two interstate pipelines near Glenrock, Wyoming, but has little available capacity due to increasing CBM gas production from the Powder River Basin. A subsidiary of MDU Resources operates the 42 MMcf per day WBI pipeline which runs northeast from Recluse, Wyoming to local markets throughout eastern Montana and North Dakota and interconnects with the Northern Border Pipeline, an interstate pipeline which travels southeast to the Chicago markets. WBI has limited additional capacity.

         Three pipeline construction and expansion projects which would serve the Powder River Basin have recently been announced, all of which are reportedly in the process of obtaining permits and acquiring rights of way. On December 23, 1998, CMS Gas Transmission and Storage, Enron Capital and Trade Resources Corporation, Western Gas and Colorado Interstate Gas Company ("CIG"), a subsidiary of The Coastal Corporation, jointly announced the formation of Fort Union Gas Gathering, LLC ("Fort Union"). Fort Union has announced plans to build a 106 mile, 24 inch gathering pipeline to gather CBM gas in the Powder River Basin. The new gathering line is expected to have an initial capacity of approximately 450 MMcf per day of natural gas and can be expanded with additional compression to 700 MMcf per day. The Fort Union line is expected to deliver CBM gas to a carbon dioxide treating facility to be constructed near Glenrock, Wyoming and to interstate pipeline interconnects near Glenrock. Construction is scheduled to begin in April 1999 with operations to commence on or about September 1, 1999, although there can be no assurance that such system will ultimately be constructed or that it will be completed in the time-frame currently anticipated.

         In September 1998, KN Energy, Inc. and Devon Energy Corporation announced the formation of Thunder Creek Gas Services LLC ("Thunder Creek"). Thunder Creek has announced its intention to build a 126 mile, 24 inch gathering line capable of delivering up to 450 MMcf per day of natural gas to multiple interstate pipelines near Douglas, Wyoming. The operations are scheduled to commence in October 1999, although there can be no assurance that such system will ultimately be constructed.

         Additionally, Wyoming Interstate Gas Company, a subsidiary of the Coastal Corporation, has filed an application with the Federal Energy Regulatory Commission ("FERC") to construct a new 143 mile, 24 inch natural gas pipeline known as the Medicine Bow Lateral from Glenrock to Cheyenne, Wyoming where the line will interconnect with several interstate pipelines which serve the mid-continent and west coast regions of the U.S. as well as the central Colorado markets. The Medicine Bow Lateral is scheduled to commence operations in December 1999, subject to FERC approval, will have initial capacity of 260 MMcf per day of natural gas and can be expanded with additional compression to 390 MMcf per day. There can be no assurance that such system will ultimately be constructed or that it will be completed in the time-frame currently anticipated.

    On November 11, 1998, the Company entered into a gas brokerage and administration agreement with Mercator Energy, Inc. ("Mercator") whereby Mercator agreed to provide gas marketing and administration services to Pennaco. This agreement was renewed on March 1, 1999 and extends until September 1, 1999 and converts to a month-to-month basis thereafter. Mercator has extensive experience in gas marketing services in the Rocky Mountain region and specifically in the Powder River and surrounding gas producing basins.

COMPETITION

         The Company competes with a number of other potential purchasers of oil and gas leases and producing properties, many of which have greater financial resources than the Company. The bidding for oil and gas leases has become particularly intense in the Powder River Basin with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire oil and gas leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable oil and gas leases available for acquisition by the Company or that the Company can sell oil and gas leases or obtain financing for or participants to join in the development of prospects.

REGULATION

         GENERAL

         The Company's operations are affected by numerous governmental laws and regulations including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. Changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

         The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

         The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

         OPERATIONS ON FEDERAL OR STATE LEASES

         The Company's operations on federal or state oil and gas leases will be subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management ("BLM"), Minerals Management Service and other agencies. In order to drill wells in Wyoming on federal, state or privately-owned land, the Company is required to file an Application for Permit to Drill with the Wyoming Oil and Gas Commission. Drilling on acreage controlled by the federal government requires the filing of a similar application with the BLM. While the Company has been able to obtain required drilling permits to date, there can be no assurance that permitting requirements will not adversely effect the Company's ability to complete its drilling program at the cost and in the time period currently anticipated.

         Drilling on federal lands in a large portion of the Powder River Basin is currently limited until the completion of an environmental impact statement ("EIS") by the BLM. The number of drilling permits allowed on federal lands subject to the EIS are limited until the EIS is complete. This limitation could adversely affect the Company's ability to drill on federal lands. Approximately 53% of the Company's leasehold is comprised of federal acreage although only a portion of the Company's acreage is currently included in the EIS. Operators are currently drilling wells on an interim basis on federal lands with the limited number of drilling permits allowed by the BLM until the EIS is complete. Pennaco has approximately 38 interim drilling permits on federal lands within the EIS. The EIS was originally scheduled for completion in May 1999, but has been delayed until August 1999. There can be no assurance as to its ultimate completion date.

         TRANSPORTATION AND SALE OF NATURAL GAS

         The FERC regulates interstate natural gas pipeline transportation rates as well as the terms and conditions of service. FERC's regulations will affect the marketing of any natural gas produced by the Company, as well as any revenues received by the Company for sales of such natural gas. In 1985, the FERC adopted policies that make natural gas transportation accessible to natural gas buyers and sellers on an open-access, nondiscriminatory basis. The FERC issued Order No. 636 on April 8, 1992, which, among other things, prohibits interstate pipelines from making sales of gas tied to the provision of other services and requires pipelines to "unbundle" the services they provide. This has enabled buyers to obtain natural gas supplies from any source and secure independent delivery service from the pipelines. All of the interstate pipelines subject to FERC's jurisdiction are now operating under Order No. 636, open access tariffs. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking regarding the regulation of short term natural gas transportation services. FERC proposes to revise its regulations to require all available short term capacity (including capacity released by shippers holding firm entitlements) to be allocated through an auction process. FERC also proposes to require pipelines to offer additional services under open access principles, such as "park and loan" services. In a related initiative, FERC issued a Notice of Inquiry on July 29, 1998 seeking input from natural gas industry players and affected entities regarding virtually every aspect of the regulation of interstate natural gas transportation services. Among other things, FERC is seeking input on whether to retain cost-based rate regulation for long term transportation services, potential changes in the manner in which rates are designed, and the use of index driven or incentive rates for pipelines. The July 29, 1998 Notice of Inquiry may lead to a subsequent Notice of Proposed Rulemaking to further revise FERC's regulations.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations. The natural gas industry historically has been closely regulated. Accordingly, there can be no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

         PRODUCTION

         The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Wyoming and Montana have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

         ENVIRONMENTAL REGULATIONS

         Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, will affect the Company's operations and costs. In particular, the Company's exploration, development and production operations, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom will be subject to stringent environmental regulation. Because CBM wells typically produce significant amounts of water, the Company is required to file applications with state and federal authorities, as applicable, to enable it to dispose of water produced from its wells. While the Company has been able to obtain required water disposal permits to date, there can be no assurance that such permitting requirements will not adversely effect the Company's ability to complete its drilling and development program at the cost and in the time period currently anticipated.

         As with the energy industry generally, compliance with existing regulations will increase the Company's overall cost of doing business. These costs include production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade production equipment and facilities.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may generate waste that may fall within CERCLA's definition of a "hazardous substance." The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

         The Company may own or lease properties that have been used for the exploration and production of hydrocarbons in the past. Many of these properties will have been owned by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. These properties and wastes disposed thereon may be subject to CERCLA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

EMPLOYEES

         The Company currently has 14 full-time employees and utilizes the services of approximately 10 consulting geologists, engineers, and land acquisition professionals. The Company plans to hire additional employees as needed. The Company has an outsourcing arrangement with Trinity Petroleum Management, LLC ("Trinity") which provides for administrative services, specifically land administration and accounting. The Trinity agreement is effective until August 31, 1999 when it converts to a month-to-month arrangement. The Company believes that by outsourcing various administrative functions to Trinity the Company is able to hire fewer full-time employees and more efficiently control administrative expenses.

CUSTOMERS

         During 1998, the Company made no sales of natural gas. The Company has entered into two natural gas sales contracts with a term of one year each beginning April 1, 1999. One contract for 5,000 MMBtu per day is with Interenergy Resources Corporation, an affiliate of KN and the other also for 5,000 MMBtu per day is with Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. The Company is dependent on these two customers to purchase its initial production, particularly until the completion of the Fort Union pipeline project.

RECENT DEVELOPMENTS

1999 CAPITAL SPENDING PLAN

         The Company has announced a capital spending budget of $18.4 million for 1999, all of which will be directed towards the Company's Powder River Basin CBM project. The Company plans to spend approximately $9.4 million to drill approximately 330 net wells in the Powder River Basin during 1999, although there can be no assurances that it will have sufficient funds to drill all of these wells, that it would be economic to do so or that these wells will ultimately be productive. The wells are expected to include both joint Pennaco/CMS wells drilled in the AMI and Pennaco wells drilled primarily on a 100% working interest basis located outside of the AMI. The balance of the 1999 capital budget, approximately $9.0 million, is allocated to lease acquisition. The Company does not anticipate the need for additional funding in order to execute its capital spending plan for 1999 based upon the Company's current cash position.

CMS GATHERING AGREEMENT AND PIPELINE

         The Company and CMS announced on March 30, 1999, that the Company has entered into a gas gathering agreement with CMS Continental Natural Gas, Inc. ("CMS Continental"), a wholly owned subsidiary of CMS Energy Corporation. Under this agreement, CMS Continental will provide gas gathering services to Pennaco and CMS Oil and Gas Company within the Pennaco/CMS AMI, which excludes the Company's South Gillette Area. CMS also announced plans to construct a $190 million, 110 mile high pressure gathering pipeline through the Pennaco/CMS AMI acreage in the northern Powder Region Basin CBM play. This new gathering pipeline will connect at its southern terminus with the Fort Union Pipeline Project, which will transport gas further south to natural gas markets. See "Item 1--Description of Business--Gas Gathering, Compression, Marketing and Transcription". There can be no assurance that such system will ultimately be constructed or that it will be completed in the time-frame currently anticipated.

PREDECESSOR ENTITIES

         The Company was formed under the laws of the State of Nevada on January 26, 1998, to engage in the business of oil and gas exploration, production and marketing. The original predecessor of Pennaco was incorporated on March 12, 1985 as VCI Video Communications, Inc. in the Province of British Columbia and subsequently changed its name to AKA Video Communications Inc. ("AVCI"). On March 25, 1996 the shareholders of AVCI agreed to exchange all AVCI shares for shares of International Metal Protection, Inc. ("International Metal"), Pennaco's immediate predecessor. After said exchange AVCI became inactive and the Directors and shareholders approved the windup of AVCI. International Metal was incorporated on March 5, 1996, in the State of Wyoming. Following an exchange of all the International Metal outstanding shares in a share for share exchange with Pennaco, International Metal was dissolved in February of 1998. The Company is the sole surviving entity of the reorganization.

RISK FACTORS

    WE ARE A NEW COMPANY AND HAVE NO OPERATING HISTORY UPON WHICH TO BASE AN ASSUMPTION THAT WE WILL ACHIEVE OUR BUSINESS GOALS.

         We are a development stage company and have no revenues or income and we are subject to the risks inherent in the creation of a new business. Since our principal activities to date have been limited to organizational activities, prospect development, acquisition of leasehold interests and commencement of a drilling program, we have no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that we will be able to successfully implement our business plan.

WE DEPEND ON GATHERING, COMPRESSION AND TRANSPORTATION FACILITIES TO MARKET OUR PRODUCTION AND WE CANNOT GUARANTEE THAT THESE FACILITIES WILL BE AVAILABLE WHEN NEEDED.

         If we begin producing natural gas, the marketability of this production will depend in part upon the availability, proximity and capacity of gas gathering and compression systems, pipelines and eventually, processing facilities. Pipeline demand in the area is increasing as CBM development activity continues to expand. Our core land position is located in an area near the development activity. The terms of the CMS Agreement provide that Pennaco and CMS Oil and Gas establish an area of mutual interest around our jointly owned acreage and that both Pennaco and CMS Oil and Gas dedicate all of the acreage in the to CMS Gas Transmission and Storage Company for gathering, compression and transportation, which shall be provided at competitive rates and tariffs. CMS Gas Transmission and Storage Company is currently negotiating to either join other projects or build its own infrastructure within the AMI. Meanwhile, outside of the AMI, the Company entered into an agreement with Bear Paw Energy (see "Description of Business
- Gas Gathering, Compression, Marketing and Transportation") to lay pipeline to our planned drill sites, and to gather, compress and transport gas. Unless and until we are able to obtain satisfactory arrangements for the gathering, compression and transportation of our gas, we may experience delays, possibly significant, in connection with our efforts to generate revenues from the sale of gas. Further, there is limited pipeline capacity to transport gas out of the Powder River Basin which will require expansion and new construction to accommodate the increasing production. The expansion of the pipeline capacity is likely to require significant capital outlays by the pipeline companies and the related plans and specifications are subject to government regulatory review, permits and approvals. This approval process may result in delays in the commencement and completion of any pipeline construction project. We cannot guarantee that certain of our wells will not be shut in for significant periods of time due to the lack of capacity in existing pipelines. Further, we cannot guarantee that any such additional pipeline capacity will be completed on a timely basis or that we will be permitted to transport any volumes thereon.

WE FACE RISKS RELATED TO THE LEASES WE ENTER INTO THAT MAY RESULT IN ADDITIONAL COSTS.

       It is customary in the oil and gas industry to acquire a lease interest in a property based upon a preliminary title investigation. If the title to the leases we acquire are defective, we could lose the money already spent on acquisition and development, or incur substantial costs to repair the title defect. Our oil and gas leases give us the right to develop and produce oil and gas from the leased properties. It is possible that the terms of our oil and gas leases may be interpreted differently depending on the state in which the property is located. For instance, royalty calculations can be substantially different from state to state, depending on each state's interpretation of lease language concerning the costs of production. We believe we have followed industry standards in interpreting our oil and gas leases in the states where we operate. However, we cannot guarantee that there will be no litigation concerning the proper interpretation of the terms of our leases. Adverse decisions in such litigation could result in material costs or the loss of one or more leases.

THE VOLATILITY OF OIL AND GAS MARKETS MAY AFFECT OUR BUSINESS.

         If we begin production, our revenues, profitability and future rate of growth will be substantially dependent upon prevailing market prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed at times by excess domestic and imported supplies. In addition to market factors, actions of state and local agencies, the United States and foreign governments, and international cartels affect oil and gas prices. All of these factors will be beyond our control. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas and oil. We cannot guarantee that we will be able to produce oil or gas on an economic basis in light of prevailing market prices. If we are able to produce natural gas, any substantial or extended decline in the price of natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity and could reduce both the value and the amount of our oil and gas reserves.

WE FACE COMPETITION FROM OTHER COMPANIES IN THE NATURAL GAS BUSINESS AND FOR THE ACQUISITION OF SUITABLE PROPERTIES.

         Competition to acquire properties is intense. We compete with a number of potential purchasers that possess greater financial resources than are available to us. Different companies evaluate potential acquisitions differently. This results in widely differing bids. If other bidders are willing to pay higher prices than we believe are supported by our evaluation criteria, then our ability to acquire prospects could be limited. Low or uncertain prices for properties could cause potential sellers to withhold or withdraw properties from the market. In such an environment, we cannot guarantee that there will be a sufficient number of suitable prospects available for acquisition. Also, we may be limited in our options for developing prospects.

         In addition to competition for leasehold acreage in the Powder River Basin, the oil and gas exploration and production industry is intensely competitive as a whole. We will compete against established companies that have significantly greater financial, marketing, personnel, and other resources than Pennaco. Such competition could have a material adverse effect on our ability to execute our business plan and our profitability.

SHUT-IN WELLS, CURTAILED PRODUCTION, AND OTHER PRODUCTION INTERRUPTIONS MAY AFFECT OUR ABILITY TO DO BUSINESS.

    In the event that we initiate production and generate income from our CBM properties, such production may be curtailed or shut-in for considerable periods of time due to any one, or a combination of the following factors:

   -         a lack of market demand
   -         government regulation
   -         pipeline and processing interruptions
   -         production allocations
   -         diminished pipeline capacity and force majeure

These curtailments in production may continue for a considerable period of time. There may be an excess supply of gas in areas where our operations will be conducted. In such an event, it is possible that there will be no market or a very limited market if we do generate production in the future. There is also the possibility that drilling rigs may not be available when needed and there may be shortages of crews, equipment and other manpower requirements.

WE ARE SUBJECT TO OPERATING RISKS WHICH MAY NOT BE COVERED BY OUR INSURANCE.

         The oil and natural gas business involves certain operating hazards, such as:

   -         well blowouts
   -         craterings
   -         explosions
   -         uncontrollable flows of oil, natural gas or well fluids
   -         fires
   -         formations with abnormal pressures
   -         pipeline ruptures or spills
   -         pollution
   -         releases of toxic gas
   -         other environmental hazards and risks

         Any of these hazards could cause us to suffer substantial losses if they occur after we begin commercial production. In addition, we may be liable for environmental damage caused by previous owners of the property we have purchased or leased. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or cause us to suffer losses. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. We currently carry well control insurance as well as property and general liability insurance. We may elect to self-insure if our management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

OUR DRILLING ACTIVITIES MAY PRODUCE UNDRINKABLE WATER THAT MUST BE TREATED OR RE-INJECTED WHICH WILL INCREASE OUR COSTS.

         If during the course of drilling activity undrinkable water is discovered, it may be necessary to install and operate evaporators or to drill disposal wells to re-inject the produced water back into the underground rock formations adjacent to the coal seams or to lower sandstone horizons. In the event we are unable to obtain the appropriate permits, undrinkable water is discovered or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose of produced water will increase and these costs could have a material adverse effect on our operations in this area and the profitability of such operations including rendering future production and development uneconomic.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE REGULATION WHICH MAY INCREASE OUR COSTS.

         The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Substantial penalties may be assessed for noncompliance with various applicable statutes and regulations, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases its profitability.

WE RELY UPON OUR DIRECTORS AND OFFICERS TO EFFECTIVELY RUN BUSINESS.

    We are dependent upon the personal efforts and abilities of our officers, who exercise control over Pennaco's day to day affairs. Loss of the services of one or more of these individuals could have a material adverse effect on our operations. We do have employment agreements with several of our executive officers. We do not maintain key person life insurance on any of our executive officers. We are also dependent upon our directors, some of whom are engaged in other activities and will devote limited time to our business.

THERE IS CURRENTLY A LIMITED MARKET FOR OUR SECURITIES WHICH MAY IMPEDE YOUR ABILITY TO RESELL OUR SECURITIES.

    At present, a limited market exists for our common stock on the OTC Bulletin Board system. We cannot guarantee that the OTC Bulletin Board system will provide adequate liquidity for our common stock or that a trading market will be sustained for the common stock. If you purchase shares of our common stock you may be unable to resell them should you desire to do so. While a number of institutions make a market in our common stock in the OTC market, there can be no assurance that such institutions will continue to do so. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans until a trading market develops providing necessary and adequate liquidity for the trading of our common stock.

"PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES.

         The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse).

         For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market.

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended
(the "Securities Act") and Section 21E of the Securities Exchange Act of
1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in the Form 10-KSB, including without limitations statements under "Description of Business" and "Plan of Operation." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance as that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements are attributable to the Company or persons acting on its behalf or expressly qualified in the entirety by such factors.

ITEM 2.  DESCRIPTION OF PROPERTY

OPERATIONS

         The Company initiated its drilling program on November 15, 1998 and had drilled approximately 32 gross (28 net) wells as of December 31,1998. As of March 22, 1999, the Company has drilled approximately 135 gross (118 net) CBM wells and plans to drill approximately 330 net CBM wells in 1999, although there can be no assurances that it will have sufficient funds to drill all of these wells, that it would be commercially reasonable to drill all of these wells or that these wells will ultimately be productive. All of the wells drilled to date have been operated by Pennaco. The wells the Company has drilled to date have each taken an average of three days to drill and are in various stages of completion and testing while awaiting construction of gathering and compression systems and connection to a pipeline. The success of the Company's drilling program (including the magnitude of any potential reserves) cannot be determined until the wells are completed, connected to a gathering system and produced for a period of time.

         The Company's ability to complete its drilling program is entirely dependent upon the availability of sufficient capital, equipment and personnel. The estimated total cost per well is approximately $60,000 to drill, complete and install well connection facilities. The estimated drilling portion of the total per well cost is approximately $10,000 per well.

         The Company has entered into a drilling agreement with CBM Drilling, LLC ("CBMD"), pursuant to which Pennaco had prepaid drilling costs of $333,473 as of December 31, 1998. Based on the agreement that every third well shall be drilled at no cost to Pennaco, the prepaid drilling costs will be recovered after approximately 100 additional net wells are drilled for Pennaco by CBMD. The prepayments to CBMD were made to ensure that drilling rigs appropriate for CBM drilling operations will be available and dedicated to the Company's planned drilling program. CBMD currently has four CBM drilling rigs, three of which are primarily dedicated to the Company's drilling program.

         Approximately 50% of the average $60,000 total well cost is well connection cost comprised of gathering lines, power lines and surface equipment. In the South Gillette Area where the Company has drilled most of the 135 wells drilled as of March 22, 1999, Pennaco has entered into a gas gathering and compression agreement with Bear Paw Energy that also provides for well connection services in return for a per mcf gathering fee. Accordingly, the Company has reduced its average well costs in the South Gillette Area to approximately $30,000 per well in return for a comprehensive well connection, gathering and compression fee. In the South Gillette Area, Bear Paw Energy will construct, own and operate all gathering and compression facilities from the wellhead to the interconnect with MIGC, Fort Union or Thunder Creek pipelines. The Company intends to continue to allocate its capital expenditures to drilling, completion and lease acquisition activities rather than well connection, gathering and compression activities.

DRILLING ACTIVITY

         The following table summarizes the Company's drilling activities, all of which were located in the Powder River Basin, during the past year:

                                                            Wells Drilled
                                                            -------------
                                              Period from inception (January 26, 1998)
                                              ----------------------------------------
                                                        to December 31, 1998
                                                        --------------------
                                                  Gross                       Net
                Development
                    Natural gas                     30                        28
                    Non-productive                   -                         -
                                            -------------------       --------------------
                        Total                       30                        28
                                            -------------------       --------------------
                                            -------------------       --------------------
                Exploratory
                    Natural gas                      2                         2
                    Non-productive                   -                         -
                                            -------------------       --------------------
                        Total                        2                         2
                                            -------------------       --------------------
                                            -------------------       --------------------

NATURAL GAS RESERVES

         The table below sets forth the Company's quantities of proved reserves as of December 31, 1998, all of which were located in the United States, and the present value of future net revenue attributed to those reserves. The estimates were prepared by the independent petroleum engineering firm of Ryder Scott Company ("Ryder Scott").

                                                                 December 31, 1998
                                                                 -----------------
     Proved Reserves
         Natural gas (Bcf)                                              18.1
         Oil and condensate (MMBbls)                                      -
                                                                 --------------------
             Total (Bcfe)                                               18.1
                                                                 --------------------
                                                                 --------------------
     Proved developed reserves (Bcfe)                                    5.5
     Present value of estimated future net revenues before
        Income taxes discounted at 10% (1)                           $8,528,000
     Standardized measure of discounted future net cash flows (2)    $6,142,000

----------
(1) The present value of estimated future net revenues on a non-escalated basis is based on the weighted average price of $1.16 per Mcf of natural gas at December 31, 1998, the price that the Company believes it would have realized at the field meter.

(2) The standardized measure of discounted net cash flows represents the present value of estimated future net revenues after income taxes, discounted at 10%.

         In accordance with SEC requirements, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulation of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

         In general, the volume of production from natural gas and oil properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. Volumes generated from future activities of the Company are therefore highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

         Reference should be made to Note 9--"Information Regarding Proved
Oil and Gas Reserves" to the Financial Statements included in this document for additional information pertaining to the Company's proved natural gas reserves as of December 31, 1998.

PRODUCTION

         The Company had no oil and gas production in 1998. The Company plans to commence natural gas production in April 1999 (See "Item 1 - Description of Business - General").

PRODUCTIVE WELLS

         The following table sets forth, as of December 31, 1998, the number of gross and net productive oil and gas wells in which the Company owned an interest. Productive wells are producing wells and wells capable of production, including shut-in wells.

                                     Productive Wells
                                     ----------------
                         Natural Gas                       Oil
                     ------------------              ----------------
                     Gross          Net              Gross        Net
                     ------------------------------------------------
                       32            28                -           -

DEVELOPED AND UNDEVELOPED ACREAGE

         The gross and net acres of developed and undeveloped oil and gas leases held by the Company as of December 31, 1998 are summarized in the following table. "Undeveloped Acreage" includes leasehold interests that contain proved undeveloped reserves.

                                                               Pro Forma (2)
                                                               -------------
                  Developed         Undeveloped         Developed          Undeveloped
                   Acreage          Acreage (1)          Acreage           Acreage (1)
                  --------          -----------          --------          -----------
               Gross     Net      Gross       Net     Gross     Net      Gross       Net
               -----     ---      -----       ---     -----     ---      -----       ---
Wyoming        1,760    1,604    461,025    312,725   1,760    1,604    461,025    212,890
Montana            -        -    208,227    167,388       -       -     208,227     92,044
               -----    -----    -------    -------   -----    -----    -------    -------
  Total        1,760    1,604    669,252    480,113   1,760    1,604    669,252    304,934
               -----    -----    -------    -------   -----    -----    -------    -------
               -----    -----    -------    -------   -----    -----    -------    -------

--------------
(1) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 669,252 gross and 480,113 net undeveloped acres, 23,470 gross and 20,166 net acres are held by production from other leasehold acreage generally owned and operated by third parties.

(2) Pro forma to give effect to the closing of the CMS Transaction which occurred on January 15, 1999. See "Item 1 - Description of Business - CMS Transaction." Approximately 20,000 net undeveloped acres are subject to an election to purchase on behalf of CMS pursuant to the terms of the CMS Transaction.

         Substantially all the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres to leases summarized in the preceding table that will expire during the periods indicated:

         ACRES EXPIRING
         --------------
                                                                                           Pro Forma (2)
                                                                                     -------------------------
                                                           Undeveloped                      Undeveloped
                                                             Acreage                          Acreage
                                                             -------                          -------
      TWELVE MONTHS ENDING:                          GROSS              NET           GROSS             NET
      ---------------------                          -----              ---           -----             ---
      December 31, 1999                                4,616            4,077           4,616           3,917
      December 31, 2000                                3,241            2,892           3,241           2,331
      December 31, 2001                                6,765            4,929           6,765           4,403
      December 31, 2002                               56,269           20,789          56,269          14,444
      December 31, 2003 and thereafter               574,891          427,260         574,891         264,365
                                                  -----------    -------------     -----------    ------------
      Primary Term Acreage                           645,782          459,947         645,782         289,460
      Held by Production Acreage(1)                   23,470           20,166          23,470          15,474
                                                  -----------    -------------     -----------    ------------
      Total Undeveloped Acreage                      669,252          480,113         669,252         304,934
                                                  -----------    -------------     -----------    ------------
                                                  -----------    -------------     -----------    ------------

-------------
(1) Held by production acreage is leasehold interest in oil and gas properties, which is beyond its primary term and is being kept in force by virtue of production of oil and gas in commercial quantities.

(2) Pro forma to give effect to the closing of the CMS Transaction which occurred on January 15, 1999. See "Item 1 - Description of Business - CMS Transaction." Approximately 20,000 net undeveloped acres are subject to an election to purchase on behalf of CMS pursuant to the terms of the CMS Transaction.

PROPERTIES

         Following the second closing of the CMS Transaction on January 15, 1999, the Company owned oil and gas leases covering approximately 304,934 net acres in the Powder River Basin of Wyoming and Montana. Since the second closing, Pennaco has acquired an additional 6,800 net acres outside of the CMS AMI, increasing the Company's leasehold total to approximately 311,800 net acres as of March 1, 1999. Approximately 56% of the acreage is located on federal and state land and approximately 44% of the acreage is located on private land. The Company's leases generally have five to ten year primary terms. The federal leases are generally ten year term leases and newly acquired fee and state leases are generally five-year term leases.

         The Company's Powder River Basin leasehold can generally be divided into four separate project areas as follows:

         South Gillette Area - Pennaco holds approximately 9,000 net acres in this project area located south of the town of Gillette, Wyoming and outside the CMS AMI. The Company began its initial drilling program in this area and the majority of its wells drilled to date are located here. The Company's South Gillette Area wells have an average 94% working interest and all are operated by the Company. The wells are in the process of being tested, dewatered and connected to gathering and compression systems. The Company's first gas production is expected to begin flowing from this area in April 1999 although there can be no assurance in this regard. The Company has acquired approximately 6,800 net acres in the South Gillette Area since the closing of the CMS Transaction.

         Northern Fairway Area - Pennaco holds approximately 142,000 net acres in this project area located north of the town of Gillette, Wyoming, up to the Wyoming border on the east side of the basin. Virtually all of the Company's leasehold acreage in this area is included in the AMI with CMS. The Company drilled and is the operator of 11 exploratory CBM wells in the Spotted Horse Prospect in this area in January 1999. The Company also drilled and is the operator of four exploratory CBM wells in the Collums Prospect the first quarter of 1999. The wells in these two prospects are in the process of completion and testing.

         Border Area - Pennaco holds approximately 92,000 net acres in this project area located in Montana adjoining the Wyoming border adjacent to the Northern Fairway Area and the Sheridan Area. All of the Company's leasehold in this area is included in the AMI with CMS. Some CBM drilling activity has occurred in the Border Area.

         Sheridan Area - Pennaco holds approximately 62,000 net acres in this project area located in Wyoming primarily east of the town of Sheridan on the west side of the basin. Virtually all of the Company's leasehold in this area is included in the AMI with CMS. The Company has not drilled any wells in this area.

         Historically, oil and gas has been produced from a number of other reservoirs in the Powder River Basin that are typically greater in depth than CBM locations. Over 75% of the Company's leasehold acreage allow for development of all depths. These leases cover both the shallow CBM and exploration potential for oil and gas from the deeper horizons. Past exploration of the sedimentary section below the Paleocene coal section has resulted in production from sandstone reservoirs in 25 formations from upper Cretaceous to Pennsylvanian age. No such production has been generated from the Company's leases.

TITLE TO PROPERTIES

         As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time oil and gas leases covering properties believed to be suitable for drilling operations are acquired by the

Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The company believes that title to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

OFFICE FACILITIES

         The Company's office space is currently subleased pursuant to an agreement with Evansgroup, Inc. The term of the sublease commenced on April 6, 1998 and expires on September 30, 2000. The sublease covers approximately 11,524 square feet at a yearly rent of approximately $173,000.

         The Company also leases office and lodging space in Gillette, Wyoming. The term of the office lease commenced on October 5, 1998 and expires on April 4, 1999. The lease covers approximately 9,000 square feet at a yearly rent of approximately $17,400. In February 1999 a new lease/purchase agreement was entered into whereby the term of the lease/purchase agreement commences on April 4, 1999 and expires December 31, 2000. The yearly rent is approximately $17,400. Under terms of the purchase option, $1,000 per month of the rent is deemed to apply to a purchase option on the property. The purchase option expires January 7, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may be subject from time to time to routine litigation in connection with its oil and gas operations. Currently the Company is not involved in litigation which could have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since July 1, 1998, Pennaco's common stock, par value $.001 (the "Common Stock") has been traded over the counter and quoted on the OTC Bulletin Board System. The following table sets forth the high and low closing prices for the Common Stock as reported on the OTC Bulletin Board System for the period from July 1, 1998 through March 24, 1999.

                                                                High       Low
                                                                ----       ---
Year Ended December 31, 1998
                  Third Quarter................................ $6.16      $3.03
                  Fourth Quarter............................... $5.38      $2.50

Year Ended December 31, 1999
                  First quarter (through March 24, 1999)....... $4.13      $2.97

         As of December 31, 1998, there were approximately 3,225 stockholders of record of the Common Stock.

         DIVIDEND POLICY

         The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions of properties. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES.

     Set forth below is certain information concerning all sales of securities by the Company during the period from inception (January 26, 1998) through December 31, 1998, that were not registered under the Securities Act:

     (a) The Company issued 995,000 shares in January 1998 pursuant to a share-for-share exchange with the stockholders of International Metal Protection, Inc. in a transaction conducted solely to reincorporate the Company in a new jurisdiction. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. There was no change in ownership and the stockholders made no significant investment decision.

     (b) The Company issued 500,000 shares in February 1998 for the purchase price of $.10 per share pursuant to a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. At that time, the Company had only a business plan and no assets. There were eleven offerees in this offering, all of whom made purchases and all of whom were sophisticated investors. The Company fully apprised each of the offerees of the Company's start-up nature and gave them full details regarding the Company's business plan. There was no general solicitation or advertising used in connection with the offer to sell or sale of these securities. The purchasers were advised that the securities, once purchased, could not be resold or otherwise transferred without subsequent registration under the Securities Act. Each purchaser represented to the Company that they were purchasing the securities for their own account for investment purposes only.

     (c) The Company issued 4,530,000 shares in February 1998 for a purchase price of $.22 per share pursuant to a Regulation D, Rule 504 offering. Offerees were provided with a private placement memorandum containing detailed information about the Company and its plan. The Company required each prospective investor to represent in writing that (i) they had adequate means of providing for their current needs and personal contingencies and had no need to sell the securities in the foreseeable future and (ii) they, either alone or with their duly designated purchaser representative, had such knowledge and experience in business and financial matters that they were capable of evaluating the risks and merits of an investment in the securities.

     (d) The Company issued 5,000,000 shares in April 1998 for a purchase price of $1.25 per share pursuant to a Regulation D, Rule 506 offering. The Company accepted subscriptions only from accredited investors. Offerees were provided with a private placement memorandum containing detailed information about the Company and its plan. The Company required each prospective investor to represent in writing that (i) they had received and reviewed the private placement memorandum and understood the risks of an investment in the Company; (ii) they had the experience and knowledge with respect to similar investments which enabled them to evaluate the merits and risks of such investment, or they had obtained and relied upon an experienced independent adviser with respect to such evaluation; (iii) they had adequate means to bear the economic risk of such investment, including the loss of the entire investment; (iv) they had adequate means to provide for their current needs and possible personal contingencies; (v) they had no need for liquidity of their investment in the Company; (vi) they understood that the securities had not been registered under the Securities Act and may not have not been registered or qualified under applicable state securities laws and, therefore, that they could not sell or transfer the securities unless the securities were subsequently registered or an exemption therefrom was available to them; (vii) they were acquiring the securities for investment solely for their own account and without any intention of reselling or distributing them; and (viii) they understood that the securities would bear a restrictive legend prohibiting transfers except in compliance with the provisions of the securities, the subscription agreement executed by the purchaser and the applicable federal and state securities laws.

     (e) The Company issued 128,000 share purchase warrants with an exercise price of $1.25 per share, exercisable after April 15, 1999, to Yorkton Securities ("Yorkton"), an accredited investor, in April 1998 pursuant to a private placement exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act. These warrants were issued pursuant to a negotiated transaction between the Company and Yorkton, whereby Yorkton agreed to provide corporate finance services to the Company for one year in return for these warrants.

     (f) The Company issued 2,000,000 shares in June 1998 to RIS Resources International Corp., a Canadian corporation, pursuant to a Regulation D, Rule 506 offering for a purchase price of $1.75 per share. The Company accepted subscriptions only from accredited investors. Offerees were provided with a private placement memorandum containing detailed information about the Company and its plan. The Company required each prospective investor to represent in writing that (i) they had received and reviewed the private placement memorandum and understood the risks of an investment in the Company; (ii) they had the experience and knowledge with respect to similar investments which enabled them to evaluate the merits and risks of such investment, or they had obtained and relied upon an experienced independent adviser with respect to such evaluation; (iii) they had adequate means to bear the economic risk of such investment, including the loss of the entire investment; (iv) they had adequate means to provide for their current needs and possible personal contingencies; (v) they had no need for liquidity of their investment in the Company; (vi) they understood that the securities had not been registered under the Securities Act and may have not been registered or qualified under applicable state securities laws and, therefore, that they could not sell or transfer the securities unless the securities were subsequently registered or an exemption therefrom was available to them;
(vii) they were acquiring the securities for investment solely for their own account and without any intention of reselling or distributing them; and
(viii) they understood that the securities would bear a restrictive legend prohibiting transfers except in compliance with the provisions of the securities, the subscription agreement executed by the purchaser and the applicable federal and state securities laws.

      (g) The Company issued 796,429 units which were purchased in June, July and September 1998 pursuant to a Regulation D, Rule 506 offering by three members of the management team of the Company, for a purchase price of $1.75 per unit, each unit consisting of one share and a one share purchase warrant for every two shares purchased. Each share purchase warrant has a two year term with an exercise price of $1.75 per share in the first year and $1.96 per share in the second year. All units were purchased by three members of the management team of the Company. Offerees were provided with a private placement memorandum containing detailed information about the Company and its plan. The Company required each prospective investor to represent in writing that (i) they had received and reviewed the private placement memorandum and understood the risks of an investment in the Company; (ii) they had the experience and knowledge with respect to similar investments which enabled them to evaluate the merits and risks of such investment, or they had obtained and relied upon an experienced independent adviser with respect to such evaluation; (iii) they had adequate means to bear the economic risk of such investment, including the loss of the entire investment; (iv) they had adequate means to provide for their current needs and possible personal contingencies; (v) they had no need for liquidity of their investment in the Company; (vi) they understood that the securities had not been registered under the Securities Act and may have not been registered or qualified under applicable state securities laws and, therefore, that they could not sell or transfer the securities unless the securities were subsequently registered or an exemption therefrom was available to them;
(vii) they were acquiring the securities for investment solely for their own account and without any intention of reselling or distributing them; and
(viii) they understood that the securities would bear a restrictive legend prohibiting transfers except in compliance with the provisions of the securities, the subscription agreement executed by the purchaser and the applicable federal and state securities laws.

     (h) The Company issued 980,000 units on September 4, 1998 pursuant to a Regulation D, Rule 506 offering for a purchase price of $3.25 per unit, each unit consisting of one share and a one share purchase warrant for every two shares purchased. Under the terms of the stock subscription agreement, an additional 235,000 units at a purchase price of $3.25 per unit were held in escrow pending registration with the SEC by December 31, 1998. Since the Company was unable to register these shares by December 31, 1998, certain of the subscribers were given the option to either (i) take the escrowed shares with the Company receiving the escrowed proceeds or (ii) accept return of the proceeds with interest while returning the escrowed shares to the Company. The Company accepted subscriptions only from accredited investors. Offerees were provided with a private placement memorandum containing detailed information about the Company and its plan. The Company required each prospective investor to represent in writing that (i) they had received and reviewed the private placement memorandum and understood the risks of an investment in the Company; (ii) they had the experience and knowledge with respect to similar investments which enabled them to evaluate the merits and risks of such investment, or they had obtained and relied upon an experienced independent adviser with respect to such evaluation; (iii) they had adequate means to bear the economic risk of such investment, including the loss of the entire investment; (iv) they had adequate means to provide for their current needs and possible personal contingencies; (v) they had no need for liquidity of their investment in the Company; (vi) they understood that the securities had not been registered under the Securities Act and may have not been registered or qualified under applicable state securities laws and, therefore, that they could not sell or transfer the securities unless the securities were subsequently registered or an exemption therefrom was available to them; (vii) they were acquiring the securities for investment solely for their own account and without any intention of reselling or distributing them; and (viii) they understood that the securities would bear a restrictive legend prohibiting transfers except in compliance with the provisions of the securities, the subscription agreement executed by the purchaser and the applicable federal and state securities laws. Yorkton served as placement agent for this private placement. As compensation, Yorkton received share purchase warrants to purchase 75,200 shares at an exercise price of $3.58.

     (i) The Company issued warrants to purchase 90,000 shares of common stock to SMS Operating, LLC as partial consideration for a lease acquisition. The warrants are exercisable at $4.72 per share anytime after November 24, 1998 and expire November 24, 2002. The estimated fair value of the warrants issued of $232,201 was capitalized as lease acquisition cost.

ITEM 6. PLAN OF OPERATION

         The following information should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this Form 10-KSB. The Company follows the successful efforts method of accounting for oil and gas properties. See "Organization and Summary of Accounting Policies," included in Note 1 of the Consolidated Financial Statements.

GENERAL

     As a development stage company, the Company had no revenues from operations in 1998. During the period from the Company's inception (January 26, 1998) through December 31, 1998, the Company reported a net loss of $3,812,873. The Company realized a gain on sale of property of $1,413,207 based on the $7,600,000 of proceeds received in the first closing of the CMS Transaction which occurred on November 20, 1998. Expenses incurred from the Company's inception (January 26, 1998) through December 31, 1998 totaled $6,547,366, including general and administrative expenses of $3,977,592 and exploration expenses of $1,825,767, including geologic consulting fees, geologic data and lease rentals.

     In the accompanying financial statements, in accordance with APB No. 25 "Accounting for Stock Issued to Employees," the Company has recognized a non-cash charge to earnings for compensation expense of approximately $1,790,000 for the period from inception (January 26, 1998) through December 31, 1998 for stock, warrants, and options issued to certain officers and employees. Compensation expense was calculated based on the difference between the closing price per share on the last trading day prior to the date of employment with the Company and the $1.75 unit price for shares and warrants purchased by an officer of the Company hired at the beginning of July and the option price for options awarded to certain officers and key employees hired in July and August 1998. The restricted securities were offered as an incentive to attract a senior management team to the Company. The Company believes that the offers made by the Board of Directors were at fair market value due to the restricted nature of the securities to be issued and the lack of a liquid trading market for the Company's

Common Stock at the time of the offer. However, APB No. 25 requires the measurement of compensation expense at the date of employment rather than at the offer date. Further, APB No. 25 requires that compensation be measured based on the quoted market price of the stock once a company's stock is publicly traded. While the Company was not yet an SEC registrant until September 8, 1998, the Company's shares have been quoted on the OTC Bulletin Board System since July 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The capital resources of the Company are limited. At present, the Company is not producing revenues and its main source of funds has been the sale of the Company's equity securities and the proceeds from CMS
Transaction. The Company had approximately $5.6 million in cash as of December 31, 1998.

         On October 23, 1998, the Company and CMS Oil and Gas Company announced the CMS Transaction. See "Item 1 - Description of Business - CMS Transaction." Pursuant to the terms of the CMS Agreement, CMS paid Pennaco $5.6 million in the form of the CMS Bridge Loan secured by substantially all of the Company's oil and gas leases. Approximately $3.2 million of such amount was paid directly to existing creditors of the Company. The Company used the balance for general corporate purposes. The Company received $7.6 million at the first closing on November 20, 1998 and $14.8 million at the second closing on January 15, 1999 less approximately $1.8 million which was deposited into an escrow account subject to customary closing adjustments.
The CMS Bridge Loan was canceled at the second closing. Pro forma for the CMS Transaction as of December 31, 1998, the Company had no debt and approximately $19.8 million of cash. As of March 12, 1999, approximately
$1.2 million is held in escrow pending closing adjustments for the CMS Transaction. While the proceeds of the CMS Transaction allowed the Company to repay its current liabilities and should allow the Company to fund its planned $18.4 million capital expenditure program for 1999, the Company will require further funding to meet its future capital expenditure plans.

         Should the Company's cash flow from operations continue to be insufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements. At present, there are no agreements or understandings between the Company and its officers and directors or affiliates and any lending institutions with respect to any debt or equity financings. The Company plans to pursue a bank credit facility commitment in the second quarter of 1999. There can be no assurances as to the availability or borrowing capacity of such a bank facility.

     Should the Company be able to obtain debt financing in the future, its level will have several important effects on the Company's future operations, including (i) a substantial portion of the Company's cash flow could be dedicated to the payment of interest on its indebtedness and would not be available for other purposes and (ii) the Company's ability to obtain additional financing in the future may be impaired. To address the operational and administrative requirements of the Company's ongoing development activities, it is anticipated that during the next 12 months employee requirements will increase to approximately 18 employees. Currently, the Company has 14 full-time employees.

CAPITAL EXPENDITURES

         The Company had capital expenditures of approximately $19.2 million in 1998, including approximately $18.1 million for lease acquisitions and $0.8 million for drilling activities. On February 4, 1999, the Company announced a capital spending budget of $18.4 million for 1999, all of which will be directed towards the Company's Powder River Basin CBM project. The Company plans to spend approximately $9.4 million to drill approximately 330 net wells in the Powder River Basin during 1999, although there can be no assurances that it will have sufficient funds to drill all of these wells, that it would be economic to do so or that these wells will ultimately be productive. The wells will be a combination of joint Pennaco/CMS wells drilled in the AMI and Pennaco wells drilled primarily on a 100% working interest basis located outside of the AMI. The balance of the 1999 capital budget, approximately $9.0 million, is allocated to lease acquisition. The Company does not anticipate the need for additional funding in order to execute the announced capital spending plan for 1999 based upon the Company's current cash position.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Pennaco Energy, Inc.:

We have audited the accompanying balance sheet of Pennaco Energy, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from January 26, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennaco Energy, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the period from January 26, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP


Denver, Colorado
March 12, 1999

ITEM 7.

                                               PENNACO ENERGY, INC.
                                           (A Development Stage Company)

                                                   Balance Sheet

                                                 December 31, 1998

                                                                                                            Pro Forma
                                                                                   Historical                (Note 2)
                                                                                ----------------          ---------------
                                                                                                           (unaudited)
Current Assets:
  Cash                                                                               $5,622,776               19,804,190
  Accounts receivable                                                                   374,728                  374,728
  Unit subscriptions receivable                                                         763,750                  763,750
  Assets held for sale                                                                6,931,995                        -
  Drilling deposit                                                                      333,473                  333,473
  Inventory                                                                             231,116                  231,116
  Prepaid expenses and other current assets                                             151,858                  151,858
                                                                                ----------------          ---------------

    Total current assets                                                             14,409,696               21,659,115
                                                                                ----------------          ---------------
Property and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting (note 8):
    Unproved                                                                          4,656,965                4,656,965
    Proved                                                                            1,358,769                1,358,769
  Other property and equipment                                                          296,119                  296,119
                                                                                ----------------          ---------------

                                                                                      6,311,853                6,311,853
  Less accumulated depreciation                                                         (61,607)                 (61,607)
                                                                                ----------------          ---------------

    Net property and equipment                                                        6,250,246                6,250,246
                                                                                ----------------          ---------------

Deferred income tax asset                                                             1,266,000                1,806,000
Other assets                                                                             99,795                   99,795
                                                                                ----------------          ---------------

                                                                                    $22,025,737               29,815,156
                                                                                ----------------          ---------------
                                                                                ----------------          ---------------
Current liabilities:
  Bridge loan payable (notes 2 and 3)                                                $5,600,000                        -
  Lease acquisitions payable                                                            618,586                        -
  Accounts payable and accrued liabilities                                            1,964,228                1,964,228
  Income taxes payable                                                                        -                5,389,000
                                                                                ----------------          ---------------

    Total current liabilities                                                         8,182,814                7,353,228
                                                                                ----------------          ---------------
Stockholders' equity (note 5):
   Common stock, $.001 par value. Authorized
      50,000,000 shares; 14,795,179 shares
      issued and outstanding                                                             15,152                   15,152
   Additional paid-in capital                                                        17,640,644               17,640,644
   Retained earnings (deficit) accumulated
      during the development stage                                                   (3,812,873)               4,806,132
                                                                                -----------------         ---------------

    Total stockholders' equity                                                       13,842,923               22,461,928
                                                                                ----------------          ---------------
Commitments (note 7)
                                                                                    $22,025,737               29,815,156
                                                                                ----------------          ---------------
                                                                                ----------------          ---------------

See accompanying notes to financial statements.

                            PENNACO ENERGY, INC.
                       (A Development Stage Company)

                          Statement of Operations

       Period from January 26, 1998 (inception) to December 31, 1998

         Revenue:
            Gain on sale of property                                                              $1,413,207
            Interest income                                                                           55,286
                                                                                                 -----------
                  Total revenue                                                                    1,468,493
                                                                                                 -----------
         Expenses:
            Exploration                                                                            1,825,767
            Depreciation and amortization                                                             61,607
            General and administrative                                                             3,977,592
            Interest expense                                                                         682,400
                                                                                                 -----------
                  Total expenses                                                                   6,547,366
                                                                                                 -----------

                  Loss before income taxes                                                        (5,078,873)

         Income tax benefit                                                                        1,266,000
                                                                                                 -----------
                  Net loss and deficit accumulated during
                       the development stage                                                     $(3,812,873)
                                                                                                 -----------
                                                                                                 -----------

         Loss per share                                                                                (0.34)
                                                                                                 -----------
                                                                                                 -----------

         Weighted average common shares outstanding                                               11,245,298
                                                                                                 -----------
                                                                                                 -----------


See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                        (A Development Stage Company)

                      Statement of Stockholders' Equity

        Period from January 26, 1998 (inception) to December 31, 1998


                                            Common Stock           Units       Additional
                                            ------------           to be         Paid-in       Accumulated
                                         Shares         Amount     Issued        Capital         Deficit               Total
                                         ------         ------     ------        -------         -------               -----
Balances at January 26,
1998 (inception)                                    -     $    -        -                 -               -                      -

Common stock issued in
   connection with share
   exchange (note 1)                        995,000        995        -               (995)             -                      -


Common stock issued for cash,
  net of offering costs of
  $178,014 (note 5)                      12,030,000     12,030        -          10,607,551             -             10,619,581


Compensation relating to
  common stock and warrants
  (note 5)                                        -          -        -           1,340,000             -              1,340,000

Stock option compensation
  (note 5)                                        -          -        -             450,000             -                450,000


Units issued for cash, net of
  offering costs of $324,675
  (note 5)                                1,770,179      1,770        -           4,231,993             -              4,233,763

Warrants issued for properties
  and services (note 5)                           -          -        -             248,702             -                248,702

Units to be issued from escrow
  (note 5)                                  356,500          -      357             763,393             -                763,750

Net loss for the period                           -          -        -                 -         (3,812,873)         (3,812,873)
                                      -------------- ---------- ------------- -------------- ----------------- ------------------

Balances at December 31, 1998            15,151,679    $14,795      357          17,640,644       (3,812,873)         13,842,923
                                      -------------- ---------- ------------- -------------- ----------------- ------------------
                                      -------------- ---------- ------------- -------------- ----------------- ------------------


See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                        (A Development Stage Company)

                           Statement of Cash Flows

       Period from January 26, 1998 (inception) to December 31, 1998


Cash flows from operating activities:
  Net loss                                                                          $(3,812,873)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
         Gain on the sale of property                                                (1,413,207)
         Depreciation and amortization                                                   61,607
         Compensation relating to common stock and warrants issued                    1,340,000
         Stock option compensation                                                      450,000
         Warrants issued for services                                                    16,500
         Deferred income tax benefit                                                 (1,266,000)
         Increases in operating assets and liabilities:
           Accounts receivable                                                         (374,728)
           Prepaid expenses and other current assets                                   (151,858)
           Inventory                                                                   (231,116)
           Other assets                                                                 (99,795)
           Accounts payable and accrued liabilities                                   1,964,228
                                                                                 ---------------

             Net cash used by operating activities                                   (3,517,242)
                                                                                 ----------------

Cash flows from investing activities:
   Capital expenditures                                                             (19,198,439)
   Proceeds from sale of properties                                                   7,600,000
   Drilling deposit                                                                    (333,473)
   Increase in lease acquisitions payable                                               618,586
                                                                                 ---------------

             Net cash used by investing activities                                  (11,313,326)
                                                                                 ----------------

Cash flows from financing activities:
   Proceeds from issuance of bridge loans                                             8,800,000
   Repayment of bridge loan                                                          (3,200,000)
   Proceeds from issuance of note payable                                               500,000
   Repayment of note payable                                                           (500,000)
   Proceeds from issuance of common stock, net of offering costs                     14,853,344
                                                                                 ---------------

             Net cash provided by financing activities                               20,453,344

             Net increase in cash                                                     5,622,776

Cash at beginning of period                                                                   -
                                                                                 ---------------

Cash at end of period                                                               $ 5,622,776
                                                                                 ---------------
                                                                                 ---------------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $   682,400
                                                                                 ---------------
                                                                                 ---------------

   Cash paid for income taxes                                                       $         -
                                                                                 ---------------
                                                                                 ---------------


See accompanying notes to financial statements.

                              PENNACO ENERGY, INC.
                          (A Development Stage Company)

                                December 31, 1998

                          Notes to Financial Statements

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ORGANIZATION AND BASIS OF PRESENTATION

          Pennaco Energy, Inc. (the "Company") is an independent energy company primarily engaged in the acquisition and development of natural gas production from coal bed methane properties in the Rocky Mountain region of the United States. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and its headquarters are in Denver, Colorado.

          The Company's activities to date have been limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. The Company currently has oil and gas lease rights in the Powder River Basin in northeastern Wyoming and southeastern Montana. Currently the Company has no revenue producing operations. Accordingly, the Company is considered to be in the development stage.

          The Company was incorporated as a wholly-owned subsidiary of International Metal Protection Inc. ("International Metal"). Subsequently, all of the outstanding shares of International Metal were exchanged for shares of the Company and International Metal was merged into the Company. The 995,000 shares issued in the exchange were recorded at their par value of $.001 per share as International Metal had no assets or liabilities at the date of the merger. International Metal and its predecessor, AKA Video Communications Inc., had been inactive for the two years ended December 31, 1997 and prior thereto.

     (b)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  SIGNIFICANT RISKS

          The Company is subject to a number of risks and uncertainties inherent in the oil and gas industry. Among these are risks related to fluctuating oil and gas prices, uncertainties related to the estimation of oil and gas reserves and the value of such reserves, effects of competition and extensive environmental regulation, risks associated with the search for and the development of oil and gas reserves, and many other factors, many of which are necessarily beyond the Company's control. The Company's financial condition and results of operations will depend significantly upon the Company's ability to find and develop natural gas and oil reserves and upon the prices received for natural gas and oil produced, if any. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

     (d)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

     (e)  OIL AND GAS ACTIVITIES

          The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is credited or charged to operations. Upon the sale of a partial interest in an unproved property, the proceeds are treated as a recovery of cost. If the proceeds exceed the carrying amount of the property, a gain is recognized in operations. Depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

          Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations.

          Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved oil and gas properties exceeds the estimated undiscounted future net cash flows from the property a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.

     (f)  OTHER PROPERTY AND EQUIPMENT

          Other property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years.

     (g)  INCOME TAXES

          The Company provides for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     (h)  STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), defines a fair value method of accounting for stock compensation plans. SFAS 123 allows an entity to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), which the Company has elected to follow. The pro forma disclosures of net loss and loss per share required by SFAS 123 are included in note 5.

     (i)  LOSS PER SHARE

          Loss per share is based on the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants were excluded from the computation as their effect was antidilutive.

(2)  CMS TRANSACTION

     On October 23, 1998, the Company and CMS Oil and Gas Company signed a definitive agreement (the "CMS Agreement") relating to the development of the Company's Powder River Basin acreage (the "CMS Transaction"). Pursuant to the terms of the CMS Agreement, CMS Oil and Gas Company will acquire an undivided 50% working interest in approximately 492,000 net acres of Pennaco's leasehold position in the Powder River Basin for $28,000,000. The Company acquired the leasehold position which is being conveyed to CMS in the CMS Transaction for approximately $7,000,000. The purchase price provided for in the CMS Agreement was the result of arm's length negotiations between the Company and CMS. The joint operating agreement between the parties will be modeled after the 1989 AAPL Model Form of Joint Operating Agreement. The CMS Agreement provides that the parties will in good faith negotiate a development agreement for the exploration, development and production of coal bed methane from the leases. The development agreement will provide that each party will operate approximately 50% of the wells drilled in the area of mutual interest. Pennaco and CMS have divided the acreage in the area of mutual interest into project areas which will be operated by one party or the other. As is customary in oil and gas leasehold transactions, the agreement provides for the adjustment of the purchase price for title defects discovered prior to closing and for the opportunity for one party to participate in acquisitions made by the other party in the area of mutual interest defined in the agreement. The agreement also provides for a preferential purchase right to the other party in the event either CMS or the Company attempts to sell a portion of its interest in the acreage covered by the agreement. There is no preferential purchase right in the event that either party enters into a merger, reorganization or consolidation. All of the leases in the area of mutual interest are dedicated to CMS Gas Transmission and Storage, an affiliate of CMS Oil and Gas Company, for gathering, compression and transportation.

     Pursuant to the terms of the CMS Agreement, CMS agreed to pay Pennaco $5,600,000 of earnest money in the form of a non-interest bearing bridge loan (the "CMS Bridge Loan") which was secured by substantially all of the Company's oil and as leases. Approximately $3,200,000 of such amount was paid directly to existing creditors of the Company. The CMS Transaction is structured such that the conveyance of the working interests was to occur at two separate closings. The first closing occurred on November 20, 1998, and the second occurred on January 15, 1999. The Company received $7,600,000 at the first closing and received $14,800,000 at the second closing, less approximately $1,800,000 which is held in escrow subject to customary closing adjustments. As of March 12, 1999, approximately $1,200,000 was held in escrow pending CMS closing adjustments. The CMS Bridge Loan was canceled at the second closing.

     The unaudited pro forma balance sheet of the Company as of December 31, 1998 gives effect to the sale of the interest in the properties and the use of a portion of the proceeds to repay the bridge loan and the lease acquisitions payable, all as if the transactions had occurred on that date.

(3)  BRIDGE LOAN

     The Company borrowed $3,200,000 on September 4, 1998 under a bridge loan with interest payable at 18% per year. The bridge loan was paid in full on October 23, 1998 with proceeds from the CMS Transaction.

(4)  INCOME TAXES

     The income tax benefit of $1,266,000 includes a deferred federal income tax benefit of $1,196,000 and a deferred state income tax benefit of $70,000. The income tax benefit recorded for the period from inception to December 31, 1998 differs from the expected income tax benefit (based on the statutory rate of 34%) primarily as a result of state income taxes, and stock and stock option compensation which is not deductible for tax purposes.

     At December 31, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $431,000 which is available to offset future federal taxable income, if any, through 2018. The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 1998, relate to the net operating loss carryforward.

(5)  STOCKHOLDERS' EQUITY

     (a)  COMMON STOCK

          Since its formation in January 1998, the Company completed four private placement offerings of common stock. In February 1998, 500,000 shares were issued at $.10 per share. Proceeds to the Company were approximately $50,000. Also in February 1998, 4,530,000 shares were issued at $.22 per share. Proceeds to the Company were approximately $997,000. In April 1998, 5,000,000 shares were issued at $1.25 per share. The proceeds to the Company were $6,250,000. In June 1998, 2,000,000 shares were issued at $1.75 per share. Proceeds to the Company were approximately $3,500,000. The Company incurred approximately $178,014 in offering costs relating to these offerings, which have been charged to additional paid-in capital.

          In June 1998, the Company offered certain individuals the right to acquire common stock at $1.75 per share along with a share purchase warrant for every two shares purchased, conditioned upon their acceptance of employment as officers of the Company. No compensation cost was recorded for the individuals who commenced employment with the Company prior to July 1, 1998 (the date the Company's common stock commenced trading) as the estimated fair value of common stock approximated the common stock issuance price and the warrant exercise price. Compensation expense of $450,000 was recorded for the shares and warrants issued subsequent to July 1, 1998 based on the difference between the closing price per share on the last trading day prior to the date of employment with the Company and the common stock issuance price and the warrant exercise price.

          During the period from inception to December 31, 1998 a total of 796,429 units were issued at $1.75 per unit to officers and key employees of the Company. The units consist of one share of common stock and one warrant for each two shares issued. The warrants have an exercise price of $1.75 per share in the first year and $1.96 per share in the second year and are exercisable at any time. Proceeds to the Company were approximately $1,394,000.

          In September 1998, the Company issued 980,000 units at $3.25 per unit. Each unit consists of one share of common stock and one warrant for each two shares issued. The warrants with an exercise price of $5.00 per share expire on March 4, 1999. Proceeds to the Company were approximately $3,165,000. Offering costs of $324,675 were charged to additional paid in capital.

          Under the terms of the stock subscription agreement, one of the subscribers to the offering subscribed for an additional 235,000 units. An additional $763,750 was deposited into an escrow account representing the aggregate purchase price of the additional 235,000 units. Under the terms of the escrow agreement the shares and the shares of common stock underlying the warrants were to be registered for resale under the Securities Act of 1993 (the "Act") with the U.S. Securities and Exchange Commission by December 31, 1998. The Company has also undertaken to have the shares qualified by way of an exemption order provided by the respective Securities Commissions in Canada.

          The escrow proceeds of $763,750 were deposited into an interest bearing escrow account together with certificates representing the units to be purchased. Under the terms of the subscription agreement, the registration statement was required to be declared effective and the Canadian exemption order was to be obtained on or before December 31, 1998. The registration statement has not been declared effective. Accordingly as of December 31, 1998, the subscriber may elect to either purchase the escrow units or receive a refund from the escrow account paid with their subscription, plus interest thereon, and an additional unit for each 10 units purchased in the offering. On February 28, 1999 all the subscribers elected to receive an additional unit for each 10 units purchased in the offering and, as a result, an additional 121,500 units are to be issued. The additional units to be issued have been reflected in the accompanying financial statements as units to be issued from escrow and the $763,750 to be received from escrow has been reflected as unit subscriptions receivable. The subscriber is also entitled to receive an additional unit for each 10 units previously acquired in the offering in the event that the Company does not maintain an effective registration statement until such time as the registered securities may be resold pursuant to Rule 144 promulgated under the Act.

     (b)  WARRANTS

          At December 31, 1998 the Company has outstanding 607,500 warrants with an exercise price of $5.00 per share. These warrants were exercisable any time within six months of the date of issuance. The warrants expired unexercised on March 4, 1999.

          At December 31, 1998 the Company also has outstanding 398,215 warrants with an exercise price of $1.75 per share for the first year and $1.96 per share for the second year. 310,715 of these warrants were issued July 1, 1998 and 87,500 were issued September 4, 1998. The warrants expire two years from the date of issuance.

          The Company issued warrants to purchase 128,000 shares of common stock to a company for corporate finance services for a period of one year commencing April 15, 1998. The warrants are exercisable at $1.25 per share anytime after April 15, 1999 and expire April 15, 2000. The estimated fair value of the warrants issued of $16,500 was charged to expense during the period from January 26, 1998 (inception) to December 31, 1998. In September 1998, the Company agreed to issue warrants to purchase 75,200 shares of common stock to the same company in connection with the placement of units in the September 1998 unit offering. The warrants are exercisable at a price of $3.58 per share and expire September 4, 2000.

          The Company issued warrants to purchase 90,000 shares of common stock to SMS Operating, LLC as partial consideration for a lease acquisition. The warrants are exercisable at $4.72 per share anytime after November 24, 1998 and expire November 24, 2002. The estimated fair value of the warrants issued of $232,202 was capitalized as lease acquisition cost.

     (c)  STOCK OPTION AND INCENTIVE PLAN

          On March 24, 1998, the Company adopted the 1998 Stock Option and Incentive Plan (the Plan). The aggregate number of shares which may be issued as awards under the Plan is 4,500,000 shares. As of December 31, 1998, options to purchase common stock have been granted to key employees and directors at exercise prices ranging from $1.25 to $5.00 per share.

          Stock option activity for the Plan for the period from inception to December 31, 1998 is as follows:


                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                    NUMBER OF          PRICE
                                                     OPTIONS         PER SHARE
                                                     -------         ---------
          BALANCE, JANUARY 26, 1998 (INCEPTION)             -        $       -
             Granted                                2,969,365             2.71
             Canceled                                (204,000)            1.27
                                                    ----------

          BALANCE, DECEMBER 31, 1998                2,765,365             2.82
                                                    ----------
                                                    ----------


          A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at December 31, 1998, is as follows:


                            NUMBER               WEIGHTED            WEIGHTED                   NUMBER                  WEIGHTED
                          OUTSTANDING             AVERAGE             AVERAGE                EXCERCISABLE               AVERAGE
                         DECEMBER 31,            EXERCISE         REMAINING LIFE             DECEMBER 31,               EXERCISE
                             1998                  PRICE              (YEARS)                    1998                    PRICE
                       ------------------      --------------     ----------------         -----------------          -------------
                $1.25       800,000                1.25                 9.3                    612,500                    1.25
                 2.50       914,000                2.50                 8.4                      4,000                    2.50
                 3.25       430,000                3.25                 4.6                       -                        -
                 3.63         1,215                3.63                 4.0                       -                        -
                 4.56        12,150                4.56                 3.8                       -                        -
                 5.00       608,000                5.00                 4.2                       -                        -

                       ------------------                                                  -----------------
           $1.25-5.00     2,765,365                  2.81                 7.1                    616,500                    1.24
                       ------------------                                                  -----------------
                       ------------------                                                  -----------------


          The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation expense has been recognized for options granted at or above market value at date of grant. Compensation expense of $1,340,000 has been recorded for the period from inception to December 31, 1998 for options granted below the market value, based upon the difference between the option price and the quoted market price at the date of grant.

          Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net loss and loss per share for the period from January 26, 1998 (inception) to December 31, 1998 would have been $6,447,183 and $.57, respectively.

          The weighted average fair value of options granted during 1998 was $1.34 per share. The weighted average remaining contractual life of all options outstanding at December 31, 1998 was approximately 7.1 years. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of 1 to 10 years, volatility of 72%, and a risk-free interest rate of 5.5%.

(6)  RELATED PARTY TRANSACTIONS

     RIS Resources International Corporation (RIS International) owned 4,000,000 shares of the Company's common stock at December 31, 1998. A member of the Board of Directors of the Company also serves as a consultant to RIS International. From April 1, 1998 through June 22, 1998 he served as an officer of the Company. Since that time he has consulted with the Company and has received approximately $5,700 as compensation for his services.

     During the period from inception to December 31, 1998, a company for which the Company's Chairman serves as a director provided administrative services for the Company for which it received compensation of approximately $16,000. In addition the Chairman was paid approximately $150,000 for the period from January 26, 1998 (inception) to December 31, 1998.

     One of the Company's Directors provided legal services to the Company during the period from inception to December 31, 1998. The Director's firm was paid approximately $192,000 and the Director was paid approximately $22,500 for the period from inception to December 31, 1998.

(7)  COMMITMENTS

     (a)  EMPLOYMENT AGREEMENTS

          The Company has entered into four-year employment agreements with two officers, its President and its Chief Financial Officer and Executive Vice President. Under the terms of the agreement with the President, if employment is terminated without cause prior to June 1, 1999, the President is entitled to termination compensation of $2,000,000, or $3,000,000 if he is terminated without cause after June 1, 1999 but before the expiration of his employment agreement in June 2002. Under terms of the agreement with the Executive Vice President and Chief Financial Officer, if employment is terminated without cause prior to July 1, 1999, the Chief Financial Officer and Executive Vice President is entitled to termination compensation of $400,000, $750,000 if he is terminated without cause after July 1, 1999 but before July 1, 2000 and $1,250,000 if he is terminated without cause thereafter but prior to the expiration of his employment agreement.

     (b)  LEASE COMMITMENTS

          The Company entered into an amendment to its office lease agreement in Denver, Colorado effective June 1, 1998. The amended lease covers 11,524 square feet for a term of two years and four months. During the term of the lease, rent is payable in the amount of $172,860 base rent per year. During the seven months of the lease from June 1, 1998 through December 31, 1998, the Company paid $100,835 in rent.

          The company also leases office and lodging space in Gillette, Wyoming. The term of the lease commenced on October 5, 1998 and expires on April 4, 1999. The lease concerns approximately 9,000 square feet at a yearly rent of approximately $17,400. In February 1999 a new lease/purchase agreement was entered into. The term of the lease/purchase agreement commences on April 4, 1999 and expires December 31, 2000. The yearly rent during that term is approximately $17,400. Under the terms of the purchase option, $1,000 per month of the rent is deemed to apply to a purchase option on the property. The purchase option expires January 7, 2001.

(8)  SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS ACTIVITIES

     Capitalized costs related to oil and gas activities are as follows:


                                                                                           December 31
                                                                                               1998
                                                                                         -----------------
        Unproved oil and gas properties, at cost                                            $4,656,965
        Proved oil and gas properties                                                        1,358,769
                                                                                         -----------------
           Capitalized costs                                                                $6,015,734
                                                                                         -----------------
                                                                                         -----------------


     Costs incurred in oil and gas activities for the period from January 26, 1998(inception) to December 31, 1998 are as follows:


        Unproved property acquisition costs                                                $18,132,430
        Development costs                                                                      734,852
        Exploration costs                                                                    1,860,804
                                                                                         -----------------
           Total costs incurred                                                            $20,728,086
                                                                                         -----------------
                                                                                         -----------------


     Unproved property acquisition costs include costs incurred to purchase, lease or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, dry holes, delay rentals, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling, and to drill and equip development wells.

(9)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

     PROVED OIL AND GAS RESERVES. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

     The table below sets forth the Company's quantities of historical proved reserves as estimated by independent petroleum engineers, all of which were located in the United States, and the present values attributed to those reserves. The estimates were prepared by the independent petroleum engineering firm of Ryder Scott Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.


                                                                                     DECEMBER 31, 1998
                                                                                            Gas
                                                                                           (BCF)
                                                                                           -----
                 Proved developed and undeveloped reserves:
                 Balance at January 26, 1998 (inception)                                       -

                 Extensions and discoveries                                                   18.1
                                                                                        -----------------

                 Balance at December 31, 1998                                                 18.1
                                                                                        -----------------
                                                                                        -----------------

                 Proved developed reserves:
                 Balance at January 26, 1998 (inception)                                       -
                                                                                        -----------------
                                                                                        -----------------
                 Balance at December 31, 1998                                                 5.5
                                                                                        -----------------
                                                                                        -----------------


     Standardize Measure of Discounted Future Net Cash Flows

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.


                                                                                         December 31, 1998
                                                                                         -----------------
                                                                                           (in thousands)
                 Future cash inflows, net of production taxes                                    $20,250
                 Future production costs                                                          (6,831)
                 Future development costs                                                         (1,422)
                 Future income tax expenses                                                       (3,468)
                                                                                              ---------------

                 Future net cash flows                                                             8,529
                                                                                              ---------------
                 10% annual discount for estimated timing of cash flows                           (2,387)
                                                                                              ---------------

                 Standardized measure of discounted future net cash flows                         $6,142
                                                                                              ---------------
                                                                                              ---------------


     The principal sources of changes in the standardized measure of discounted future net cash flows, are as follows:


                                                                                           Period from
                                                                                         January 26, 1998
                                                                                           (inception)
                                                                                      to December 31, 1998
                                                                                      --------------------
                                                                                          (in thousands)
                 Net change due to extensions and discoveries                                   $8,528
                 Net change in income taxes                                                     (2,386)
                                                                                      --------------------
                 Net changes                                                                     6,142
                 Balance at January 26, 1998 (inception)                                           -
                                                                                      --------------------

                 Balance at December 31, 1998                                                   $6,142
                                                                                      --------------------
                                                                                      --------------------


     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

     David E. Coffey C.P.A. was previously the principal accountant for Pennaco Energy, Inc. On October 30, 1998, his appointment as principal accountant was terminated and KPMG Peat Marwick LLP was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors.

     In connection with the audit of the period from January 26, 1998 (date of inception) to April 15, 1998, and the subsequent interim period through October 30, 1998, there were no disagreements with David E. Coffey, C.P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to his satisfaction would have caused him to make reference in connection with his opinion to the subject matter of the disagreement.

     The audit report of David E. Coffey, C.P.A. on the financial statements of Pennaco Energy, Inc. as of April 15, 1998 and for the period from January 26, 1998 (inception) to April 15, 1998, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

                              PART II

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company and their respective ages and positions are set forth in the following table


     NAME                          AGE                  POSITION
     ----                          ---                  --------
     Jeffrey L. Taylor             31       Chairman of the Board, Director
     Paul M. Rady                  45       Chief Executive Officer, President, Director
     Glen C. Warren, Jr.           43       Chief Financial Officer, Executive
                                              Vice President, Director
     Gregory V. Gibson             49       Vice President, Legal, Secretary, Director
     Terrell A. Dobkins            46       Vice President of Production
     Brian A. Kuhn                 40       Vice President of Land
     Mark A. Erickson              39       Director
     David W. Lanza                30       Director


JEFFREY L. TAYLOR, CHAIRMAN OF THE BOARD, DIRECTOR

     Currently Mr. Taylor is the President and Director of Foreign Investments for the London Taylor Group. The London Taylor Group is a southern California-based financial service provider acting as venture capitalist and investment banker to private and small cap public companies. During the last five years, Mr. Taylor has been a Member of the Board of Directors of various public companies including, TransAmerica Industries, Yuma Gold Mines, and Cornucopia Resources. He has also served during the last five years as Vice President of Metallica Resources, Vice President of Goldbelt Resources, Vice President of Arrowhead Minerals Corporation, and Executive Vice President of Corporate Finance of Ultra Petroleum. Prior to founding the London Taylor Group, Mr. Taylor was an analyst and financial service provider for Global Resource Investments, Inc. of Carlsbad, California and the Chief Financial Officer for International Art Commission of San Francisco, California. Mr. Taylor holds a Master of Business Administration, Finance degree from the University of San Diego.

PAUL M. RADY, CHIEF EXECUTIVE OFFICER, PRESIDENT, DIRECTOR

     Mr. Rady joined the Company in June 1998 as its Chief Executive Officer, President and Director. Mr. Rady has entered into an employment agreement with an initial term of four years with automatic renewal provisions. Mr. Rady was with Barrett Resources Corporation ("Barrett"), an oil and gas exploration and production company listed on the New York Stock Exchange, for approximately eight years. During his tenure at Barrett, Mr. Rady held various executive positions including his most recent position as Chief Executive Officer, President and Director. As Chief Executive Officer he was responsible for all aspects of the Company including, operations, financings, representing the corporation to the investment community, and working with the Board of Directors to set the direction of the Company. Other positions held by Mr. Rady were Chief Operating Officer, Executive Vice President - Exploration, and Chief Geologist - Exploration Manager. Prior to his employment at Barrett, Mr. Rady was with Amoco Production Company ("Amoco") based in Denver, Colorado for approximately 10 years. Mr. Rady received a Bachelor of Arts degree in Geology from Western State College of Colorado and a Master of Science Degree in Geology from Western Washington University.

GLEN C. WARREN, JR., CHIEF FINANCIAL OFFICER, EXECUTIVE VICE PRESIDENT, DIRECTOR

     Mr. Warren joined the Company in July 1998 as its Chief Financial Officer, Executive Vice President and Director. Mr. Warren has entered into an employment contract with an initial term of four years with automatic renewal provisions. Prior to assuming his duties as the Company's Chief Financial Officer, Mr. Warren was an investment banker with Lehman Brothers Inc. in New York and focused on equity and debt financing, as well as mergers and acquisitions for energy and natural resource companies. Prior to Lehman Brothers, Mr. Warren was also an investment banker with Dillon, Read & Co., Inc. and Kidder, Peabody & Co. Incorporated with a total of nine years of investment banking experience. Mr. Warren also has six years of exploration and production experience with Amoco Production Company in New Orleans. Mr. Warren received an MBA degree from the Anderson Graduate School of Management at U.C.L.A. in 1989 and a Juris Doctorate degree and a Bachelor of Arts degree in Interdisciplinary Science, both from the University of Mississippi.

GREGORY V. GIBSON, VICE PRESIDENT, LEGAL, SECRETARY, DIRECTOR

     Mr. Gibson has been an attorney specializing in securities and securities broker dealerships for over 15 years. Mr. Gibson is a southern California-based practicing attorney with the law firm of Gibson, Haglund & Johnson. Prior to his present affiliations, Mr. Gibson was corporate counsel for three years to Global Resource Investment Limited, a southern California-based broker-dealer specializing in resource and foreign publicly traded securities. Prior to working at Global, Mr. Gibson was practicing securities and international law with the law firms of Gibson & Haglund and Gibson, Ogden & Johnson. Mr. Gibson attended Claremont Men's College and Brigham Young University for undergraduate studies and received his Juris Doctorate degree from Pepperdine University School of Law.

TERRELL A. DOBKINS, VICE PRESIDENT OF PRODUCTION

     Mr. Dobkins has over 20 years  experience in the petroleum  industry.
Mr. Dobkins started his career at Amoco Production Company where he had extensive experience in Rocky Mountain Low Permeability Gas Reservoirs and worked in operations, completions and reservoir engineering. Mr. Dobkins worked as a Manager for three years at American Hunter Exploration where he was involved in all U.S. operations and engineering. More recently, Mr. Dobkins served eight years at Barrett Resources, most recently as Manager of Acquisitions, and was involved in the development of several projects, including completions, operations and reservoir engineering. Mr. Dobkins received a Bachelor of Science degree in Chemical Engineering from the University of New Mexico.

BRIAN A. KUHN, VICE PRESIDENT OF LAND

     Mr. Kuhn has 18 years experience in the oil and gas industry as a landman. Mr. Kuhn worked as a landman for thirteen years at Amoco Production Company from June 1980 to April 1993. While at Amoco, Mr. Kuhn spent three years in the Powder River Basin and other basins of the Rocky Mountain region. Most recently, Mr. Kuhn was employed as a Division Landman for five years at Barrett Resources Corporation where he worked in the Rocky Mountain region and numerous other basins. Mr. Kuhn has extensive experience in the acquisition of producing properties, testifying as expert witness before state regulatory agencies, management of lease acquisition and negotiation of both large and small exploration transactions. Mr. Kuhn earned a BBA in Petroleum Land Management from the University of Oklahoma in May 1980. Mr. Kuhn is also a member of the American Association of Petroleum Landmen, Oklahoma City Association of Petroleum Landmen and the Tulsa Association of Petroleum Landmen.

MARK A. ERICKSON, DIRECTOR

     Mr. Erickson is a registered petroleum engineer with fifteen years experience in project financial modeling and management. He is currently a consultant with RIS USA. Prior to that, Mr. Erickson worked as an asset manager for North American Resources Company, a $200 million subsidiary of Montana Power. He received his Bachelor of Science degree in Petroleum Engineering at Montana Tech and Masters of Science degree in Mineral Economics from the Colorado School of Mines.

DAVID LANZA, DIRECTOR

     Mr. Lanza has been a real estate developer, oil and gas real property and lease developer, and business owner in California, Nevada, Colorado, Texas and Wyoming for the past ten years. He is currently the President of Hust Brothers, a commercial real estate and development company, Vice President and principal of Hust Brothers Inc., a national automotive wholesale company, and President and principal of Colusa Motor Sales. Mr. Lanza has majority interest in Marysville Auto Parts which owns and operates 13 automotive chain stores. Mr. Lanza graduated from the University of Southern California receiving his Bachelor of Science in Business Administration.

         Other information required by this item is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the stock Performance Graph which are contained in the Proxy Statement, but expressly not incorporated herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Other Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
  No.     Title
-------   -----
  3.1     Articles of Incorporation (filed as Exhibit 3.1 to the Company's Form
          10-SB File No. 00-24881, filed September 15, 1998 and included herein by reference).

  3.2     Bylaws (filed as Exhibit 3.2 to the Company's Form 10-SB, File No.
          00-24881, filed September 15, 1998 and included herein by reference).

  4.1     Form of Warrant (filed as Exhibit 4.1 in the Company's Form SB-2 File
          No. 333-68317, filed December 3, 1998 and included herein by reference).

 10.1     Mineral Lease Purchase Agreement dated February 23, 1998 between High
          Plains Associates, Inc. and Pennaco Energy, Inc. (filed as Exhibit
          10.1 to the Company's Form 10-SB/A File No. 00-24881, filed September
          15, 1998 and included herein by reference).

 10.2     Letter Agreement dated January 23, 1998 between High Plains
          Associates, Inc. and Taylor Oil Properties (filed as Exhibit 10.2 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference).

 10.3 Assignment of Option and Exercise of Option dated March 6, 1998 between High Plains Associates, Inc. and Pennaco Energy, Inc. (filed as Exhibit 10.3 to the Company's Form 10-SB/A File No. 00- 24881, filed September 15, 1998 and included herein by reference).

 10.4     Agreement dated March 6, 1998 between High Plains Associates, Inc. and
          Pennaco Energy, Inc. (filed as Exhibit 10.4 to the Company's Form
          10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference).

 10.5     Pennaco Energy, Inc. 1998 Stock Option and Incentive Plan (filed as
          Exhibit 10.5 to the Company's Form 10-SB, File No. 00-24881, filed
          September 15, 1998 and included herein by reference).

 10.6 Form of Pennaco Energy, Inc. Incentive Stock Option Agreement (filed as Exhibit 10.6 to the Company's Form 10-SB, File No. 00-24881, filed
          September 15, 1998 and included herein by reference).

 10.7     Form of Pennaco Energy, Inc. Non-Statutory Stock Option Agreement
          (filed as Exhibit 10.7 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference).

 10.8     Employment Agreement dated June 10, 1998 between Pennaco Energy, Inc.
          and Paul M. Rady (filed as Exhibit 10.8 to Company's Form 10-SB, File
          No. 00-24881, filed September 15, 1998 and included herein by reference).

 10.9     Employment Agreement dated July 2, 1998 between Pennaco Energy, Inc.
          and Glen C. Warren, Jr. (filed as Exhibit 10.9 to Company's Form
          10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference).

 10.10    Secured Promissory Note dated August 13, 1998 from Pennaco Energy,
          Inc. to Venture Capital Sourcing, SA (filed as Exhibit 10.10 to the
          Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference).

 10.11    Second Amendment to Security Agreement dated August 13, 1998 between
          Pennaco Energy, Inc. and Venture Capital Sourcing, SA (filed as
          Exhibit 10.11 to the Company's Form 10-SB/A File No. 00- 24881, filed
          September 15, 1998 and included herein by reference).

 10.12 Purchase and Sale Agreement between Pennaco Energy, Inc., as Seller and CMS Oil and Gas Company, as Buyer, dated October 23, 1998 (filed as Exhibit 10.12 to the Company's Form 10-SB, File No. 00-24881, filed
          September 15, 1998 and included herein by reference).

 10.13    Secured Promisory Note dated October 23, 1998 from Pennaco Energy,
          Inc. to CMS Oil and Gas Company (filed as Exhibit 10.13 to the
          Company's Form 10-SB, File No. 00-24881, filed November 24, 1998 and included herein by reference).

 10.14    Sublease Agreement dated October 23, 1998 between Pennaco Energy, Inc.
          and Evansgroup, Inc. (filed as Exhibit 10.14 to the Company's Form
          10-SB/A File No. 00-24881 filed December 22, 1998 and included here by reference).

 10.15    Agreement Regarding the Drilling of Coal Bed Methane Wells (filed as
          Exhibit 10.15 to the Company's Form 10-SB/A File No. 00-24881, filed
          December 22, 1998 and included herein by reference).

 10.16    First Amendment to Purchase and Sale Agreement dated November 20, 1998
          (filed as Exhibit 10.16 to the Company's Form 10-SB/A File No.
          00-24881, filed January 28, 1999 and included herein by reference).

 10.17    Second Amendment to Purchase and Sale Agreement dated January 15, 1999
          (filed as Exhibit 10.17 to the Company's Form 10-SB/A File No.
          00-24881, filed January 28, 1999 and included herein by reference).

 16       Letter of David E. Coffey, C.P.A. dated December 18, 1998 (filed as
          Exhibit 16 to the Company's Form 10-SB/A File No. 00-24881, filed
          December 22, 1998 and included herein by reference).

 27       Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PENNACO ENERGY, INC.


                                      By: /s/ Jeffrey L. Taylor
                                          ------------------------------------
                                          Jeffrey L. Taylor, Chairman
                                          of the Board, Director


                                      By: /s/ Paul M. Rady
                                          ------------------------------------
                                          Paul M. Rady, President, Chief
                                          Executive Officer, President, Director


                                      By: /s/ Glen C. Warren, Jr.
                                          ------------------------------------
                                          Glen C. Warren, Jr., Chief Financial
                                          Officer, Executive Vice President,
                                          Director


                                      By: /s/ Gregory V. Gibson
                                          ------------------------------------
                                          Gregory V. Gibson, Vice President,
                                          Legal, Secretary, Director


                                       By:
                                           ------------------------------------
                                           Mark A. Erickson, Director


                                       By:
                                           ------------------------------------
                                           David W. Lanza, Director