Form 10KSB/A
period 1998-12-31
PENNACO ENERGY INC
filed 1999-05-03
CIK 1069845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                   PART III

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of their beneficial ownership (Forms 3, 4, and 5, and any amendment thereto) with the Securities and Exchange Commission. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of the forms that they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during its fiscal year 1998 with the following exceptions:

     - Mr. Taylor failed to file a timely initial report on Form 3, but the required report has been subsequently filed;

     - Mr. Rady failed to file a timely initial report on Form 3, but the required report has been subsequently filed;

     - Mr. Warren failed to file a timely initial report on Form 3, but the required report has been subsequently filed;

     - Mr. Gibson failed to file a timely initial report on Form 3, but the required report has been subsequently filed;

     -     Mr. Erickson failed to file an initial report on Form 3;

     - Mr. Lanza failed to file a timely initial report on Form 3, but the required report has been subsequently filed;

     - Mr. Dobkins failed to file a timely initial report on Form 3, but the required report has been subsequently filed; and

     - Mr. Kuhn failed to file a timely initial report on Form 3, but the required report has been subsequently filed.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth, for fiscal 1998, the compensation paid to the Company's Chief Executive Officer and its other three most highly compensated executive officers with annual compensation in excess of $100,000 for the fiscal year 1998 (the "Named Executive Officers"). The Company was not, prior to November 1998, a reporting company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

                                                                  LONG-TERM
                         ANNUAL COMPENSATION                    COMPENSATION
               --------------------------------------       --------------------


                                                                                        RESTRICTED      SECURITIES
                                                                       OTHER ANNUAL       STOCK         UNDERLYING       ALL OTHER
     NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS   COMPENSATION(1)     AWARDS        OPTIONS (#)    COMPENSATION
    -----------------------------     ------    ---------    -------  ---------------   ------------    ------------   ------------
Paul M. Rady........................   1998     $  65,077(2)                                --                                --
   Chief Executive Officer and
   President
Glen C. Warren, Jr..................   1998     $  49,680(3)                                --                                --
   Chief Financial Officer and
   Executive Vice President
Terrell A. Dobkins..................   1998     $  46,465(4)                                --                                --
     Vice President - Production
Brian A. Kuhn.......................   1998     $  41,548(5)                                --                                --
     Vice President - Land

(1) The Company recognized compensation expense relating to restricted Common Stock and warrants purchased by Mr. Warren of $675,000, and stock options issued to Mr. Dobkins of $556,250 and Mr. Kuhn of $412,500 in the third quarter of 1998. In accordance with APB No. 25 "Accounting for Stock Issued to Employees," the Company has recognized a non-cash charge to earnings for compensation expense relating to stock, warrants and options issued to these officers and employees. Compensation expense was calculated based on the difference between the closing price per share on the last trading date prior to the date of employment with the company and the unit price for restricted shares and warrants purchased by Mr. Warren and the option price for options awarded to Mr. Dobkins and Mr. Kuhn in July.
     The restricted securities were offered as incentive to attract a senior management team to the Company. The Company believes that the offers made by the Board of Directors were at market value due to the restricted nature of the securities to be issued and the lack of a liquid trading market for the Company's Common Stock at the time of the offer which was prior to the date the Company was first quoted on the OTC Bulletin Board system. However, APB No. 25 requires the measurement of compensation expense at the date of employment rather than at the offer date. Further, APB No. 25 requires that compensation be measured based on the quoted market price of the stock once a company's stock is publicly traded. While the Company was not an SEC registrant until September 8, 1998, the Company's shares were quoted on the OTC Bulletin Board system beginning July 1, 1998 (the Company's shares began trading on the American Stock Exchange on April 19, 1999). The recording of the compensation expense was required pursuant to APB No. 25 since a quoted price existed for the Company's shares even though no public information existed on the Company other than press releases regarding acreage acquired and the Company's management team. The Company disagrees with this methodology and believes that the restricted shares, options and warrants were issued at or above market value.

(2) Mr. Rady became an executive officer on June 16, 1998, compensated at an annual salary of $120,000.

(3) Mr. Warren became an executive officer on July 2, 1998, compensated at an annual salary of $100,000.

(4) Mr. Dobkins became an officer on July 6, 1998, compensated at an annual salary of $95,000.

(5) Mr. Kuhn became an officer on July 9, 1998, compensated at an annual salary of $87,000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding stock options granted to the Named Executive Officers during fiscal 1998.

                                                            PERCENT  OF
                                                            TOTAL OPTIONS
                                                             GRANTED TO
                                         NUMBER OF         EMPLOYEES AS OF
                                        SECURITIES        THE PERIOD ENDED      EXERCISE
                                        UNDERLYING          DECEMBER 31,        PRICE PER
               NAME                   OPTIONS GRANTED           1998              SHARE         EXPIRATION DATE(5)
               ----                   ---------------     ----------------      ----------    ----------------------
Paul M. Rady.......................      400,000                13.5%            $2.50               June 15, 2008
                                         400,000                13.5%            $5.00               June 15, 2008
Glen C. Warren, Jr.................      200,000                 6.7%            $2.50               July 1, 2008
                                         100,000                 3.4%            $3.25               July 1, 2008
                                         200,000                 6.8%            $5.00               July 1, 2008
                                          13,228                  .4%            $3.25             September 3, 2008

Terrell A. Dobkins.................      175,000                 5.9%            $3.25   July 6, 2004 through July 6, 2007(1)
                                          75,000                 2.5%            $2.50   July 6, 2004 through July 6, 2007(1)
Brian A. Kuhn......................      100,000                 3.4%            $3.25   July 9, 2004 through July 9, 2007(1)
                                          50,000                 1.7%            $2.50   July 9, 2004 through July 9, 2007(1)

(1) Option expiration date is five years subsequent to vesting which occurs ratably over a four year period from the date of grant.


          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED IN THE
                                                             OPTIONS HELD AT                    MONEY OPTIONS HELD AT
                                                            DECEMBER 31 1998                    DECEMBER 31, 1998 (1)
                                                    ------------------------------------   -------------------------------
                                                     EXERCISABLE          UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                                                    -------------        ---------------   -------------   ---------------
Paul M. Rady.................................                                800,000                          $450,000
Glen C. Warren, Jr...........................                                513,228                          $267,460
Terrell A. Dobkins...........................                                250,000                          $150,000
Brian A. Kuhn................................                                150,000                          $ 93,750


(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The exercise price of the options granted to the Named Officers is $1.25 - 3.25 per share. The value of unexercised options for each of the Named Executive Officers represents the difference between the exercise price of such options and the closing price of the Company's Common Stock on December 31, 1998 ($3.625 per share).

EMPLOYMENT AGREEMENTS

         The Company has entered into four-year employment agreements with Paul
M. Rady, who was hired by the Company in June 1998, and Glen C. Warren, Jr., who was hired in July 1998.

         The employment agreement with Mr. Rady provides for a salary of $120,000 per year, bonus compensation equal to 2% of the Company's net cash flow, participation in the Company's standard insurance plans for its executives, and participation in the Company's other incentive compensation programs at the discretion of the Board of Directors. Mr. Rady was granted 400,000 stock options exercisable at $2.50 per share and 400,000 stock options exercisable at $5.00 per share which vest ratably over a four-year period commencing in June 1998. Mr. Rady's stock options are subject to accelerated vesting in the event of his termination without cause or in the event of a change of control of the Company. The stock options expire in 2008, subject to earlier termination if the employment is terminated. If Mr. Rady's employment with the Company is terminated without cause prior to June 1, 1999, Mr. Rady is entitled to termination compensation of $2,000,000. If Mr. Rady's employment with the Company is terminated without cause after June 1, 1999, Mr. Rady is entitled to termination compensation of $3,000,000. Mr. Rady's employment agreement automatically renews on each anniversary of the effective date after June 1, 2001 for an additional two years unless the Company notifies Mr. Rady in writing 90 days prior to such anniversary that it will not be renewing his employment agreement.

         The employment agreement with Mr. Warren provides for a salary of $100,000 per year, bonus compensation of $150,000 for 1999 and equal to 1% of the Company's net cash flow thereafter and, participation in the Company's standard insurance plans for its executives, and participation in the Company's other incentive compensation programs at the discretion of the Board of Directors. Mr. Warren was granted 200,000 stock options exercisable at $2.50 per share, 100,000 stock options exercisable at $3.25 per share, and 200,000 stock options exercisable at $5.00 per share which vest ratably over a four-year period commencing in July 1998. The stock options expire in 2008. Mr. Warren's stock options are subject to accelerated vesting in the event of his termination without cause or in the event of a change of control of the Company. If Mr. Warren's employment with the Company is terminated without cause prior to July 1, 1999, Mr. Warren is entitled to termination compensation of $400,000. If Mr. Warren's employment with the Company is terminated without cause after July 1, 1999 but before July 1, 2000, Mr. Warren is entitled to termination compensation of $750,000. If Mr. Warren's employment with the Company is terminated without cause after July 1, 2000, Mr. Warren is entitled to termination compensation of $1,250,000. Mr. Warren's employment agreement automatically renews on each anniversary of the effective date after June 1, 2002 for an additional year, unless the Company notifies Mr. Warren in writing 90 days prior to such anniversary that it will not be renewing his employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of April 15, 1999 by each of the directors, each of the named executive officers, and by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown. Unless otherwise noted, each person's address is c/o Pennaco Energy, Inc., 1050 17th Street, Suite 700, Denver, Colorado 80265.

                                                  SHARES OF THE COMPANY'S     PERCENT OF THE COMPANY'S
       NAME OF BENEFICIAL OWNER (1)                    COMMON STOCK                COMMON STOCK (2)
       ------------------------                        ------------                ------------
     Paul M. Rady                                          857,144(3)                 5.7%
     Jeffrey L. Taylor                                     543,375(4)                 3.6%
     Glen C. Warren, Jr.                                   262,500(5)                 1.7%
     Gregory V. Gibson                                     100,000(6)                   *
     David W. Lanza                                         66,000(7)                   *
     Mark A. Erickson                                       75,000(8)                   *

R.I.S. Resources International Corp.                     2,500,000                   16.5%
     609 West Hastings Street, 11th Floor
     Vancouver, British Columbia V 6B 4W4,
     Canada

State Street Research & Management                       1,500,000(9)                 9.9%
Company
     One Financial Center, 30th Floor
     Boston, MA  02111-2690

Joseph H. Reich                                            863,500(10)                5.7%
     900 Third Ave. Suite 1801, New York,
     New York 10022

Peter K. Seldin                                            863,500(11)                5.7%
     900 Third Ave. Suite 1801, New York,
     New York 10022

Centennial Energy Partners, L.L.C.                         818,500(12)                5.5%
     900 Third Ave., Suite 1801,
     New York, New York 10022


     All officers and
        directors as a group
         (six persons)                                   1,904,019(13)               12.6%

* Represents less than 1% of the Common Stock outstanding.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 15, 1999 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 15, 1999 have been exercised.

(2) Assumes 15,144,179 shares outstanding plus, for each individual, any securities that specific person has the right to acquire upon exercise of presently exercisable stock options. Options and warrants held by persons other than the specific individual for whom an ownership interest percentage is being calculated are not considered in calculating that specific individual's ownership interest percentage.

(3) Includes 285,715 shares issuable upon the exercise of presently exercisable stock purchase warrants, exercisable at a price of $1.75 per share.

(4) Includes 400,000 shares issuable upon the exercise of presently exercisable stock options, exercisable at a price of $1.25 per share. Mr. Taylor's address is 7220 Avenida Encinas, Suite 204, Carlsbad, California 92009.

(5) Includes 87,500 shares issuable upon the exercise of presently exercisable stock purchase warrants, exercisable at a price of $1.75 per share.

(6) Includes 100,000 shares issuable upon the exercise of presently exercisable stock options, exercisable at a price of $1.25 per share. Mr. Gibson's address is 2 Park Plaza, Suite 450, Irvine, California 92614.

(7) Includes 50,000 shares issuable upon the exercise of presently exercisable stock options exercisable at a price of $1.25 per share. Mr. Lanza's address is 710 3rd Street, Marysville, California 95901.

(8) Includes 50,000 shares issuable upon the exercise of presently exercisable stock options, exercisable at a price of $1.25 per share, 15,000 shares issuable upon the exercise of options which will vest upon the termination of Mr. Erickson's term as Director on June 15, 1999 at a price of $3.19 per share and 10,000 shares currently owned.

(9) Pursuant to a Schedule 13G dated March 9, 1999, State Street Research and Management Company has sole voting and dispositive power with respect to 1,500,000 shares of Common Stock.

(10) Pursuant to a Schedule 13G dated March 29, 1999, Mr. Reich: (i) as the Managing Member of Centennial Management, L.L.C., has the power to vote and dispose of the 20,000 shares of Common Stock it beneficially owns;
         (ii) as the Managing Member of Centennial Energy Partners, L.L.C., has the power to vote and dispose of the 818,500 shares of Common Stock it beneficially owns; and (iii) as President of Joseph H. Reich & Co., Inc., has the power to vote and dispose of the 25,000 shares of Common Stock it beneficially owns. Mr. Seldin has filed a Schedule 13G related to these same shares.

(11) Pursuant to a Schedule 13G dated March 29, 1999, Mr. Seldin: (i) as a non-managing member of Centennial Management, L.L.C., has been delegated the authority to vote and dispose of the 20,000 shares of Common Stock it beneficially owns; (ii) as a non-managing member of Centennial Energy Partners, L.L.C., has been delegated the authority to vote and dispose of the 818,500 shares of Common Stock it beneficially owns; and (iii) as Vice President of Joseph H. Reich & Co., Inc., has the power to vote dispose and dispose of the 25,000 shares it beneficially owns. Mr. Reich has filed a Schedule 13G related to these same shares.

(12) Mr. Reich and Mr. Seldin have both filed a Schedule 13G related to these same shares.

(13) Includes 600,000 shares issuable upon the exercise of currently vested stock options, exercisable at a price of $1.25 per share, 15,000 shares issuable upon the exercise of options which will vest upon the termination of Mr. Erickson's term as a Director, exercisable at $3.19 per share and 373,215 shares issuable upon the exercise of presently exercisable stock purchase warrants, exercisable at a price of $1.75 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None

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

 10.12 Purchase and Sale Agreement between Pennaco Energy, Inc., as Seller and CMS Oil and Gas Company, as Buyer, dated October 23, 1998 (filed as Exhibit 10.12 to the Company's Form 10-SB, File No. 00-24881, filed
          September 15, 1998 and included herein by reference).

 10.13    Secured Promissory Note dated October 23, 1998 from Pennaco Energy,
          Inc. to CMS Oil and Gas Company (filed as Exhibit 10.13 to the
          Company's Form 10-SB, File No. 00-24881, filed November 24, 1998 and included herein by reference).

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

+27       Financial Data Schedule

-----------------
+Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1999.

                                      PENNACO ENERGY, INC.


                                      By:       /s/ Glen C. Warren, Jr.
                                          ------------------------------------
                                                  Glen C. Warren, Jr.
                                               Chief Financial Officer,
                                               Executive Vice President