Form 10QSB
period 1999-03-31
PENNACO ENERGY INC
filed 1999-05-17
CIK 1069845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10Q-SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________

                       Commission file number 000-24881


                             PENNACO ENERGY, INC.
                (Name of small business issuer in its charter)

                NEVADA                                  88-0384598
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1050 17th Street, Suite 700, Denver, Colorado             80265
(Address of principal executive offices)                (Zip Code)

                                (303) 629-6700
                         Registrant's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

     Yes  /X/                 No / /


The registrant had no operating revenues in the quarter ended March 31, 1999.


As of May 13, 1999, the registrant had 15,144,179 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

(Check One):     Yes  / /                 No /X/

                             PENNACO ENERGY, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheet as of
          March 31, 1999 and December 31, 1998............................     3

          Statement of Operations for the three months
          ended March 31, 1999, the period from
          January 26, 1998 (inception) to March 31, 1998
          and the cumulative period from January 26, 1998
          (inception)to March 31, 1999.....................................    4

          Statement of Cash Flows for the three months
          ended March 31, 1999, the period from
          January 26, 1998 (inception) to March 31, 1998
          and the cumulative period from January 26, 1998
          (inception)to March 31, 1999.....................................    5

          Notes to Financial Statements....................................  6-8

 Item 2.  Plan of Operation................................................ 9-10

PART II. OTHER INFORMATION.................................................   11

 Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                             PENNACO ENERGY, INC.
                         (A Development Stage Company)

                                 Balance Sheet
                                 (unaudited)

                                                                            March 31, 1999          December 31, 1998
                                                                           -----------------        -----------------
Current assets:
  Cash                                                                     $      10,428,937                5,622,776
  Accounts receivable                                                                341,107                  374,728
  Subscriptions receivable                                                                 -                  763,750
  Assets held for sale                                                               611,706                6,931,995
  Drilling deposit                                                                   533,684                  333,473
  Inventory                                                                          812,574                  231,116
  Prepaid expenses and other current assets                                          115,506                  151,858
                                                                           -----------------        -----------------

    Total current assets                                                          12,843,514               14,409,696
                                                                           -----------------        -----------------
Property and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting (note 2):
  Unproved                                                                         5,442,904                4,656,965
  Proved                                                                           6,195,692                1,358,769
  Other property and equipment                                                       371,706                  296,119
                                                                           -----------------        -----------------

                                                                                  12,010,302                6,311,853
  Less accumulated depreciation                                                      (91,630)                 (61,607)
                                                                           -----------------        -----------------

  Net property and equipment                                                      11,918,672                6,250,246
                                                                           -----------------        -----------------
Deferred income tax asset                                                            177,000                1,266,000
Other assets                                                                          99,795                   99,795
                                                                           -----------------        -----------------

                                                                                  25,038,981               22,025,737
                                                                           =================        =================

Current liabilities:
  Bridge loan payable (note 3)                                                             -                5,600,000
  Lease acquisitions payable                                                         152,110                  618,586
  Accounts payable and accrued liabilities                                         1,235,607                1,964,228
  Income taxes payable                                                             2,827,000                        -
                                                                           -----------------        -----------------

    Total current liabilities                                                      4,214,717                8,182,814
                                                                           -----------------        -----------------

Stockholders' equity (note 4):
  Common stock, $.001 par value. Authorized 50,000,000
    shares; Issued and outstanding 15,144,179 shares at
    March 31, 1999 and 14,795,179 at December 31, 1998                                15,144                   15,152
  Additional paid-in capital                                                      17,970,063               17,640,644
  Retained earnings (deficit) accumulated during the
    development stage                                                              2,839,057               (3,812,873)
                                                                           -----------------        -----------------

    Total stockholders' equity                                                    20,824,264               13,842,923
                                                                           -----------------        -----------------
Commitments
                                                                                  25,038,981               22,025,737
                                                                           =================        =================

See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (unaudited)

                                                                                       Period from          Cumulative
                                                                                      January 26, 1998    January 26, 1998
                                                              Three Months ended      (inception) to       (inception) to
                                                                March 31, 1999        March 31, 1998       March 31, 1999
                                                              -------------------    -----------------    -----------------
Revenue:
   Interest income                                            $           109,403                  458              164,689
                                                              -------------------    -----------------    -----------------
   Total revenue                                                          109,403                  458              164,689

Expenses:
   Exploration                                                             51,590                4,859            1,877,357
   Depreciation and amortization                                           30,023                  485               91,630
   General and administrative                                           1,044,787               58,157            5,022,379
   Interest expense                                                             -                    -              682,400
                                                              -------------------    -----------------    -----------------
   Total expenses                                                       1,126,400               63,501            7,673,766

Gain on sale of properties                                             11,945,557                    -           13,358,764
                                                              -------------------    -----------------    -----------------

 Income (loss) before income taxes                                     10,928,560              (63,043)           5,849,687

 Income tax expense                                                    (3,916,000)                   -           (2,650,000)
                                                              -------------------    -----------------    -----------------

 Net income (loss)                                            $         7,012,560              (63,043)           3,199,687
                                                              ===================    =================    =================

 Basic income (loss) per share                                $               .47                (0.01)
                                                              ===================    =================

 Diluted income (loss) per share                              $               .44                (0.01)
                                                              ===================    =================

 Weighted average common shares outstanding-basic                      14,943,512            4,348,333
                                                              ===================    =================

 Weighted average common shares outstanding-diluted                    16,081,739            4,348,333
                                                              ===================    =================


See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
                                  (unaudited)

                                                                                               Period from           Cumulative
                                                                         Three months        January 26, 1998     January 26, 1998
                                                                            ended             (inception) to       (inception) to
                                                                        March 31, 1999        March 31, 1998       March 31, 1999
                                                                        --------------        --------------       --------------
Cash flows from operating activities:
  Net income (loss)                                                        $  7,012,560              (63,043)           3,199,687
  Adjustments to reconcile net loss to net cash used
    in operating activities:
           Gain on sale of properties                                       (11,945,557)                   -          (13,358,764)
           Depreciation and amortization                                         30,023                  485               91,630
           Compensation relating to common stock and
            warrants issued                                                           -                    -            1,340,000
           Stock option compensation                                             10,870                    -              460,870
           Warrants issued for services                                               -                    -               16,500
           Income taxes payable                                               2,827,000                    -            2,827,000
           Deferred income tax expense (benefit)                              1,089,000                    -             (177,000)
           Changes in operating assets and liabilities:                                                    -
             (Increase) decrease in accounts receivable                          33,621                    -             (341,107)
             Increase in inventory                                             (581,458)                   -             (812,574)
             (Increase) decrease in prepaid expenses and other current
                   assets                                                        36,352                    -             (115,506)
             Increase in other assets                                                 -                    -              (99,795)
             Increase (decrease)in accounts payable and accrued
                   liabilities                                                 (728,621)              66,283            1,235,607
                                                                           -------------        ------------        --------------

               Net cash provided (used) by operating activities               (2,216,210)              3,725           (5,733,452)

Cash flows form investing activities:
   Capital expenditures                                                      (6,657,370)          (9,712,173)         (25,855,809)
   Proceeds from sale of properties                                          19,224,767                    -           26,824,767
   Drilling deposit, net                                                       (200,211)                   -             (533,684)
   Increase (decrease) in lease acquisitions payable                           (466,476)           8,826,368              152,110
                                                                           -------------        ------------        --------------

               Net cash provided (used) by investing activities              11,900,710             (885,805)             587,384
                                                                           -------------        ------------        --------------

Cash flows from financing activities:
   Proceeds from issuance of bridge loans                                             -                    -            8,800,000
   Repayment of bridge loan                                                  (5,600,000)                   -           (8,800,000)
   Proceeds from issuance of note payable                                             -                    -              500,000
   Repayment of note payable                                                          -                    -             (500,000)
   Proceeds from issuance of common stock, net of offering costs                721,661            2,065,497           15,575,005
                                                                           -------------        ------------        --------------
               Net cash provided by financing activities                     (4,878,339)           2,065,497           15,575,005

               Net increase in cash                                           4,806,161            1,183,417           10,428,937

Cash at beginning of period                                                   5,622,776                    -                    -
                                                                           -------------        ------------        -------------
Cash at end of period                                                      $ 10,428,937            1,183,417           10,428,937
                                                                           =============        ============        =============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                             -                    -        $     682,400
                                                                           =============        ============        ==============

   Cash paid for income taxes                                                         -                    -                    -
                                                                           =============        ============        ==============

See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                         (A Development Stage Company)

                                March 31, 1999

                         Notes to Financial Statements
                                  (unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Pennaco Energy, Inc. (the "Company") is an independent exploration and production company primarily engaged in the acquisition and development of natural gas production from coal bed methane properties in the Rocky Mountain region of the United States. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and its headquarters are in Denver, Colorado.

     The Company's activities to date have been limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. The Company currently has oil and gas lease rights in the Powder River Basin in northeastern Wyoming and southeastern Montana. As of March 31, 1999 the Company had no revenue producing operations. Accordingly, the Company is considered to be in the development stage.

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

     In the opinion of management the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations for the three-month period ended March 31, 1999 and the period from January 26, 1998 (inception) to March 31, 1998. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. The accounting policies followed by the Company are included in Note 1 to the Financial Statements in the Company's Annual Report on Form 10-KSB for the period from January 26, 1998 (inception) to December 31, 1998. These financial statements should be read in conjunction with the Form 10-KSB.


(2)  OIL AND GAS ACTIVITIES

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

(3)  CMS TRANSACTION

     On October 23, 1998, the Company and CMS Oil and Gas Company signed a definitive agreement (the "CMS Agreement") relating to the development of the Company's Powder River Basin acreage (the "CMS Transaction"). Pursuant to the terms of the CMS Agreement, CMS Oil and Gas Company acquired an undivided 50% working interest in approximately 492,000 net acres of Pennaco's leasehold position in the Powder River Basin for $28,000,000. The Company acquired the leasehold position which was conveyed to CMS in the CMS Transaction for approximately $7,000,000. The purchase price provided for in the CMS Agreement was the result of arm's length negotiations between the Company and CMS. The joint operating agreement between the parties will be modeled after the 1989 AAPL Model Form of Joint Operating Agreement. The CMS Agreement provides that the parties will in good faith negotiate a development agreement for the exploration, development and production of coal bed methane from the leases. The development agreement will provide that each party will operate approximately 50% of the wells drilled in the area of mutual interest. Pennaco and CMS have divided the acreage in the area of mutual interest into project areas which will be operated by one party or the other. As is customary in oil and gas leasehold transactions, the agreement provides for the adjustment of the purchase price for title defects discovered prior to closing and for the opportunity for one party to participate in acquisitions made by the other party in the area of mutual interest defined in the agreement. The agreement also provides for a preferential purchase right to the other party in the event either CMS or the Company attempts to sell a portion of its interest in the acreage covered by the agreement. There is no preferential purchase right in the event that either party enters into a merger, reorganization or consolidation. All of the leases in the area of mutual interest are dedicated to CMS Gas Transmission and Storage, an affiliate of CMS Oil and Gas Company, for gathering, compression and transportation.

     Pursuant to the terms of the CMS Agreement, CMS agreed to pay Pennaco $5,600,000 of earnest money in the form of a non-interest bearing bridge loan (the "CMS Bridge Loan") which was secured by substantially all of the Company's oil and as leases. Approximately $3,200,000 of such amount was paid directly to existing creditors of the Company. The CMS Transaction was structured such that the conveyance of the working interests was to occur at two separate closings. The first closing occurred on November 20, 1998, and the second occurred on January 15, 1999. The Company received $7,600,000 at the first closing and received $14,800,000 at the second closing, less approximately $1,800,000 which was held in escrow subject to customary closing adjustments. As of March 31, 1999, approximately $1,200,000 was held in escrow pending CMS closing adjustments. The CMS Bridge Loan was canceled at the second closing. Under the terms of the CMS Agreement, CMS will pay the Company for its share of the costs of acquiring any acreage in excess of the original 492,000 net acres. The joint venture acreage in the area of mutual interest is approximately 560,000 net acres as of January 15, 1999.

     In the accompanying financial statements, the proceeds are treated as a recovery of cost of the properties. A gain was recognized to the extent the proceeds exceeded the carrying amount of the properties.

(4)  Stockholders' Equity

     In September 1998, the Company issued 980,000 units at $3.25 per unit. Each unit consists of one share of common stock and one warrant for each two shares issued. The warrants with an exercise price of $5.00 per share expire on March 4, 1999. Proceeds to the Company were approximately $3,165,000. Offering costs of $324,675 were charged to additional paid-in capital.

     Under the terms of the Company's September 1998 stock subscription agreement, 235,000 units were placed in an escrow account. Subscription payments of $763,750 were deposited into an escrow account representing the aggregate purchase price of 235,000 units. Under the terms of the escrow agreement the shares and the shares of common stock underlying the warrants were to be registered for resale under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission by December 31, 1998. The Company has also undertaken to have the shares qualified by way of an exemption order provided by the respective Securities Commissions in Canada.

     The escrow proceeds of $763,750 were deposited into an interest bearing escrow account together with certificates representing the units to be purchased. Under the terms of the subscription agreement, the registration statement was required to be declared effective and the Canadian exemption order was to be obtained on or before December 31, 1998. The registration statement was not declared effective by this date. Accordingly, as of December 31, 1998, the subscriber was entitled to elect to either purchase the escrow units or receive a refund from the escrow account paid with their subscription plus interest thereon, and an additional unit for each 10 units purchased in the offering. On February 28, 1999, virtually all of the subscribers elected to purchase the escrow shares and all subscribers received an additional unit for each 10 units purchased in the offering. As a result, an additional 120,250 units were issued. These 120,250 units have been reflected in the accompanying financial statements as an addition to paid-in capital and as a reduction to retained earnings. Additionally, 222,500 units were issued from escrow and proceeds of $723,125 were received by the Company from escrow. One subscriber elected not to purchase escrow shares and instead received a refund from escrow of $40,625 which represented 12,500 units, which were in turn not issued.

(5)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                          Period from
                                                                                Three Months            January 26, 1998
                                                                                    Ended                (inception) to
                                                                               March 31, 1999            March 31, 1998
                                                                               --------------            --------------
Numerator for basic and diluted
  income (loss) per share--
  income (loss) available to common
  stockholders                                                            $           7,012,560                   (63,043)
                                                                           --------------------      --------------------
Denominator:
  Denominator for basic income (loss) per share---
  weighted average shares                                                            14,943,512                 4,348,333
  Effect of dilutive securities:
    Stock warrants                                                                      276,644                         -
    Stock Options                                                                       861,583                         -
                                                                           --------------------      --------------------
 Denominator for diluted income (loss) per share---
    share--adjusted weighted average
    shares conversion                                                                16,081,739                 4,348,333
                                                                           ====================      ====================
 Basic income (loss) per share                                            $                 .47                     (0.01)
 Diluted income (loss) per share                                          $                 .44                     (0.01)

     Potentially dilutive common shares attributable to outstanding options to purchase common shares of 608,000 and 1,000,000 options were antidilutive for the three months ended March 31, 1999 and the period from January 26, 1998 (inception) to March 31, 1998, respectively.

Item 2.  Plan of Operation

               This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-QSB, including without limitation statements regarding planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance as that such expectations will prove to have been correct. A number of risks and uncertainties could cause actual results to differ materially from these statements, including, without limitation, fluctuations in the price of natural gas, the success rate of drilling efforts, expected production levels, operating expenses, capital expenditures, completion of gathering and pipeline projects and availability of equipment and personnel, as well as other risk factors described from time to time in the Company's documents and reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

               Pennaco Energy, Inc. is an independent, development stage exploration and production company. The Company's current operations are completely focused on the acquisition, development and production of natural gas from coal bed methane ("CBM") properties in the Rocky Mountain region of the United States. Pennaco is one of the largest holders of oil and gas leases covering CBM properties in the Powder River Basin in the northeastern Wyoming and southeastern Montana. As of March 1, 1999, the Company owned oil and gas lease rights with respect to approximately 311,800 net acres in the Powder River Basin.

               The Company initiated its drilling program on November 15, 1998 and had drilled approximately 32 gross (30 net) wells as of December 31, 1998. Pennaco has operated all of its wells drilled to date. As of March 31, 1999, the Company had drilled approximately 140 gross (123 net) CBM wells since the beginning of its drilling program, and plans to drill approximately 330 net CBM wells in 1999. There can be no assurances that the Company will have sufficient funds to drill all of these wells, that it would be economic to do so or that these wells will ultimately be productive.

               At December 31, 1998, the Company estimated net proved reserves of 18.1 Bcfe with present value of estimated future net revenues before income taxes (utilizing a 10% discount rate) of $8.5 million and a standardized measure of discounted future net cash flows of $6.1 million. Natural gas constituted 100% of the Company's estimated net proved reserves, all of which were located in the Powder River Basin and 30% of which were developed but non-producing at year-end. The Company operates all of the wells on its proved developed non-producing properties.

               As a development stage company, the Company had no revenues from operations in 1998 or in the three months ended March 31, 1999. During the period from the Company's inception (January 26, 1998) through March 31, 1999, the Company reported net income of $3,199,687. The Company realized a gain on sale of properties of $13,358,764 based on the $26,824,767 of proceeds received in the first and second closing of the CMS Transaction which occurred on November 20, 1998 and January 15, 1999 respectively. Expenses incurred from the Company's inception (January 26, 1998) through March 31, 1999 totaled $7,673,766, including general and administrative expenses of $5,022,379 and exploration expenses of $1,877,357, including geologic consulting fees, geologic data and lease rentals. During the three month period ended March 31, 1999, the Company reported net income of $7,012,560. The Company realized a gain on sale of properties of $11,945,557 received in the second closing of the CMS Transaction which occurred on January 15, 1999. Expenses incurred during the three month period ended March 31, 1999 totaled $1,126,400 including general and administrative expenses of $1,044,787 and exploration expenses of $51,590, including geologic consulting fees, geologic data and lease rentals.


          Liquidity and Capital Resources
          -------------------------------

               The capital resources of the Company are limited. Until April 1999, the Company had not produced any revenues and its main source of funds has been the sale of the Company's equity securities and the proceeds from CMS Transaction. The Company had approximately $10.4 million in cash as of March 31, 1999.

               On December 23, 1998, the Company and CMS Oil and Gas Company announced the CMS Transaction. Pursuant to the terms of the CMS Agreement, CMS paid Pennaco $5.6 million in the form of the CMS Bridge Loan secured by substantially all of the Company's oil and gas leases. Approximately $3.2 million of such amount was paid directly to existing creditors of the Company. The Company used the balance for general corporate purposes. The Company received $7.6 million at the first closing on November 20, 1998 and $13.6 million at the second closing on January 15, 1999. Additionally, approximately $1.8 million which was deposited into an escrow account subject to customary closing adjustments. The CMS Bridge Loan was canceled at the second closing. As of May 12, 1999, approximately $0.3 million remained in escrow pending closing adjustments for the CMS Transaction. While the proceeds of the CMS transaction allowed the Company to repay its current liabilities and should allow the Company to fund its planned $18.4 million capital expenditure program for 1999, the Company will require further funding, either from cash flow from operations, bank credit facilities or the public markets, to meet its capital expenditure plans for the year 2000 and beyond.

               Should the Company's cash flow from operations continue to be insufficient to satisfy its planned capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements. At present, there are no agreements or understandings between the Company and its officers and directors or affiliates and any investment banking firms with respect to any debt or equity financings. The Company is currently pursuing a bank credit facility commitment. There can be no assurances as to the availability or borrowing capacity of such a bank facility.

               Should the Company be able to obtain debt financing in the future, its level will have several important effects on the Company's future operations, including (1) a substantial portion of the Company's cash flow could be dedicated to the payment of interest on its indebtedness and would not be available for other purposes and (2) the Company's ability to obtain additional financing in the future may be impaired.

               To address the operational and administrative requirements of the Company's ongoing development activities, it is anticipated that during the next 12 months employee requirements will increase to approximately 18 employees. Currently, the Company has 15 full-time employees.

          The Company had capital expenditures of approximately $7.0 million in the first quarter of 1999, including approximately $2.7 million for lease acquisitions and $3.9 million for drilling activities. On February 4, 1999, the Company announced a capital spending budget of $18.4 million for 1999, all of which will be directed towards the Company's Powder River Basin CBM project. The Company plans to spend approximately $9.4 million to drill approximately 330 net wells in the Powder River Basin during 1999, although there can be no assurance that it will have sufficient funds to drill all of these wells, that it would be economic to do so or that these wells will ultimately be productive. The wells will be a combination of joint Pennaco/CMS wells drilled in the area of mutual interest and Pennaco wells drilled primarily on a 100% working interest basis located outside of the CMS area of mutual interest in the South Gillette Area. The balance of the 1999 capital budget, approximately $9.0 million, is allocated to lease acquisition. The Company does not anticipate the need for additional funding in order to execute the announced capital spending plan for 1999 based upon the Company's current cash position.

Year 2000
---------

          The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

          The Company believes that Year 2000 problem will not pose material operational problems for the Company and that it is adequately prepared for the Year 2000. The Company's computer software provider has assured the Company that all of the Company's software is Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). To the Company's knowledge after investigation, no "imbedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 problem.

          Because the Company believes that it has no material internal Year 2000 problems, the Company has not and does not expect to expend a material amount of funds to address Year 2000 issues. It is Company policy to continue to review the year 2000 compliance of its supplier's, gas purchasers and service providers; however, such monitoring does not involve a significant cost to the Company.

          In addition to the foregoing, the Company has contacted its major vendors and is in the process of obtaining either oral or written assurances from its major vendors that they have no material Year 2000 problems.

          In the event that one or more of the Company's vendor provided systems were to have a material Year 2000 problem, the Company believes that the most reasonably likely worst case scenario would be a temporary delay in revenue collection caused by an interruption in computerized billing and not an interruption in the actual flow of the Company's coal bed methane, which would have no substantial long-term impact on the Company's ability to conduct operations.

Recent Developments
-------------------

South Gillette Gathering and Transportation Agreements

          The Company recently entered into an agreement with Bear Paw Energy, Inc. ("Bear Paw Energy"), a subsidiary of TransMontaigne, Inc., under which Bear Paw Energy will construct, own and operate gas gathering systems as well as provide gas gathering and compression services to Pennaco in the Company's South Gillette Area. On March 17, 1999, the Company entered into an agreement with Western Gas Resources, Inc. ("Western Gas") whereby Western Gas will compress and transport 11 MMcf per day of gas from the Dopplebock compressor station located southwest of the Company's South Gillette Area to the interconnect with Williston Basin Interstate Pipeline ("WBI") at Recluse, Wyoming. Pennaco has entered into two gas sale contracts to sell a total of 10,000 MMBtu per day (approximately 11 MMcf per day of wellhead production) of natural gas for 12 months beginning April 1, 1999 to two gas purchasers deliverable at Recluse, Wyoming into WBI. The company entered into agreements to purchase gas for the month of April 1999 in order to meet its gas sales contract obligations prior to commencement of gas production.

     Initial Gas Production

          Pennaco produced its first gas for sale in late April 1999. The Company anticipates that its gas production will reach 11 MMcf per day by the end of May 1999. Further production increases will be limited until September 1999, when the Fort Union Gas Gathering System is scheduled to commence operations at capacity of 450 MMcf per day.

     CMS Gas Gathering and Transportation Agreements

          On March 30, 1999, Pennaco and CMS announced that Pennaco has entered into a gas gathering agreement with CMS Continental Natural Gas, Inc. ("CMS Continental"), a wholly owned subsidiary of CMS Energy Corporation. Under this agreement, CMS Continental will provide gas gathering services to Pennaco and CMS Oil and Gas Company within the Pennaco/CMS area of mutual interest, which excludes the South Gillette Area. CMS also announced plans to construct a $190 million, 110 mile high pressure gathering pipeline through the Pennaco/CMS jointly owned acreage located in the northern portion of the Powder River Basin coal bed methane play, connecting at its southern terminus with the Fort Union pipeline project which is scheduled for completion in September 1999.

     There can be no assurance that any of these gathering and pipeline systems will ultimately be constructed or that they will be completed in the time-frame currently anticipated.

Stockholder Rights Plan

     On February 24, 1999, the Board of Directors adopted a stockholder rights plan pursuant to which the Company distributed a dividend of one right (a "Right") for each outstanding share of Common Stock. The Rights have anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. Each Right entitles the registered holder to purchase from the Company one half of a share of Common Stock at an exercise price of $20, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 24, 1999, between the Company and Harris Trust and Savings Bank, as rights agent, a copy of which has been filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

We currently maintain our principal executive offices at 1050 17th Street, Suite 700, Denver, Colorado 80265. Our telephone number is (303) 629-6700 and the facsimile number is (303)629-6800. We also maintain an office at 3651 Lindell Road, Suite A, Las Vegas, Nevada 89103 and a field office at 4988 S. Highway 14-16, Suite 102, Gillette, Wyoming, 82716.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           27 Financial Data Schedule

     (b)   Reports on Form 8-K.
           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PENNACO ENERGY, INC.



May 17, 1999                    By: /s/ Paul M. Rady
                                    -----------------------------------
                                    Paul M. Rady, President and Chief
                                    Executive Officer



May 17, 1999                    By: /s/ Glen C. Warren, Jr.
                                    -----------------------------------
                                    Glen C. Warren, Jr. Executive Vice President
                                        and Chief Financial Officer