Form 10QSB
period 1999-06-30
PENNACO ENERGY INC
filed 1999-08-16
CIK 1069845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10Q-SB

                  [X]  QUARTERLY REPORT UNDER SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended: June 30, 1999
                                      OR
                  [ ]  TRANSITION REPORT UNDER SECTION 13 OR
                       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ________to________

                       Commission file number 000-24881

                             PENNACO ENERGY, INC.
          (Name of small business issuer as specified in its charter)

                          NEVADA                       88-0384598
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)       Identification No.)

         1050 17th Street, Suite 700, Denver, Colorado          80265
           (Address of principal executive offices)           (Zip Code)

                                (303) 629-6700
                        (Registrant's telephone number)

                                Not applicable
     (Former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                              Yes    X        No
                                  -------       -------

As of August 10, 1999 there were 15,169,179 shares of the Company's common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format.  (Check One):

                              Yes    X        No
                                  -------       -------

                              PENNACO ENERGY, INC.

                                     INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

      Balance Sheets as of
      June 30, 1999 and December 31, 1998...........................................     3

      Statements of Operations for the three months ended June 30, 1999 and 1998, the six months ended June 30, 1999 and the period from
      January 26, 1998 (inception) to June 30, 1998 ................................     4

      Statement of Stockholders' Equity for the six months ended
      June 30, 1999.................................................................     5

      Statements of Cash Flows for the six months
      ended June 30, 1999 and the period from
      January 26, 1998 (inception) to June 30,1998..................................     6

      Notes to Financial Statements (Unaudited).....................................     7-11

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations..................................................     12-16

PART II. OTHER INFORMATION..........................................................     17

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES.........................................................................      19


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
                             PENNACO ENERGY, INC.
                                 Balance Sheet

                                                                          June 30,                             December 31,
                                                                            1999                                   1998
                                                                       --------------                         --------------
                                                                         (unaudited)
                                                                                          (in thousands)

CURRENT ASSETS:
     Cash                                                              $        4,714                         $        5,623
     Accounts receivable                                                        1,628                                    375
     Subscriptions receivable                                                       -                                    764
     Assets held for sale                                                         187                                  6,932
     Drilling deposit                                                             395                                    333
     Inventory                                                                    691                                    231
     Prepaid expenses and other current assets                                     92                                    152
                                                                       --------------                         --------------

        Total current assets                                                    7,707                                 14,410
                                                                       --------------                         --------------

PROPERTY AND EQUIPMENT, at cost:
     Natural gas properties, using the successful
        efforts method of accounting                                           16,533                                  6,016
     Other property and equipment                                                 443                                    296
                                                                       --------------                         --------------

                                                                               16,976                                  6,312
     Less accumulated depletion,  depreciation and amortization                  (210)                                   (62)
                                                                        --------------                         --------------

             Net property and equipment                                        16,766                                  6,250
                                                                       --------------                         --------------

OTHER ASSETS:
     Deferred income taxes                                                          -                                  1,266
     Other                                                                        100                                    100
                                                                       --------------                         --------------
        Total other  assets                                                       100                                  1,366
                                                                       --------------                         --------------

                                                                       $       24,573                         $       22,026
                                                                       ==============                         ==============
CURRENT LIABILITIES:
     Bridge loan payable                                               $            -                         $        5,600
     Lease acquisitions payable                                                     -                                    619
     Accounts payable and accrued liabilities                                   2,431                                  1,964
     Income taxes payable                                                       1,211                                      -
                                                                       --------------                         --------------

        Total current liabilities                                               3,642                                  8,183
                                                                       --------------                         --------------

DEFERRED INCOME TAXES                                                             608                                      -
                                                                       --------------                         --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value  (Authorized 50,000,000
        shares; issued and outstanding 15,169,000 at
        June 30, 1999 and 14,795,000 shares at December 31,
        1998)                                                                      15                                     15
     Additional paid-in capital                                                18,014                                 17,641
     Retained earnings (deficit)                                                2,294                                 (3,813)
                                                                       --------------                         --------------

        Total stockholders' equity                                             20,323                                 13,843
                                                                       --------------                         --------------

COMMITMENTS
                                                                       $       24,573                         $       22,026
                                                                       ==============                         ==============

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                            Statement of Operations
                                  (unaudited)




                                                                                                          Period From
                                               Three Months ended June 30,            Six Months        January 26, 1998
                                            ---------------------------------           ended            (inception) to
                                                 1999               1998            June 30, 1999        June 30, 1998
                                            --------------     --------------     -----------------    ------------------
                                                              (in thousands, except per share amounts)

Revenue:
       Natural gas revenue                   $          628    $            -     $             628    $                -
                                             --------------    --------------     -----------------    ------------------
              Total revenue                             628                 -                   628                     -
                                             --------------    --------------     -----------------    ------------------

Operating expenses:
      Production and lease operating                    486                 -                   486                     -
      Production taxes                                   52                 -                    52                     -
      Exploration                                        57               855                   108                   860
      Depletion, depreciation and
           amortization                                 118                 7                   148                     8
      General and administrative                      1,380               343                 2,425                   401
                                             --------------    --------------     -----------------    ------------------
             Total expenses                           2,093             1,205                 3,219                 1,269
                                             --------------    --------------     -----------------    ------------------
Loss  from operations                                (1,465)           (1,205)               (2,591)               (1,269)

      Interest income                                   130                19                   239                    20
      Interest expense                                    -              (475)                    -                  (475)
      Gain on sale of properties                        485                 -                12,431                     -
                                             --------------    --------------     -----------------    ------------------

Income (loss) before income taxes                      (850)           (1,661)               10,079                (1,724)

Income tax (expense) benefit                            304                 -                (3,612)                    -
                                             --------------    --------------     -----------------    ------------------

Net income (loss)                            $         (546)   $       (1,661)    $           6,467    $           (1,724)
                                             ==============    ==============     =================    ==================

Basic earnings (loss)  per share             $         (.04)   $         (.14)    $             .43    $             (.19)
                                             ==============    ==============     =================    ==================

Diluted earnings (loss) per share            $         (.04)   $         (.14)    $             .37    $             (.19)
                                             ==============    ==============     =================    ==================

Weighted average common shares
      outstanding:
          Basic                                      15,153            11,692                15,048                 9,133
                                             ==============    ==============     =================    ==================

          Diluted                                    15,153            11,692                17,369                 9,133
                                             ==============    ==============     =================    ==================


                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                       Statement of Stockholders' Equity
                                  (unaudited)

                        Six Months ended June 30, 1999




                                           Common Stock
                                   ----------------------------          Additional             Retained
                                                                          Paid-in               Earnings
                                   Shares                Amount           Capital               (Deficit)            Total
                                   ----------------------------       ----------------       ---------------     --------------
                                                            (in thousands)
Balance at December 31, 1998            15,152     $         15       $         17,641       $        (3,813)    $       13,843
Exercise of warrants                        25                -                     44                     -                 44
Issuance of additional units                 -                -                    360                  (360)                 -
Stock option compensation                    -                -                     11                     -                 11
Refund of subscriptions receivable         (14)               -                    (41)                    -                (41)
Issuance of units                            6                -                     20                     -                 20
Additional offering costs                    -                -                    (21)                    -                (21)
Net income                                   -                -                      -                 6,467              6,467
                                   -----------     ------------       ----------------       ---------------     --------------
Balance at June 30, 1999                15,169     $         15       $         18,014       $         2,294     $       20,323
                                   ===========     ============       ================       ===============     ==============

                             PENNACO ENERGY, INC.

                            Statement of Cash Flows
                                  (unaudited)

                                                                                                         Period from
                                                                                                       January 26, 1998
                                                                             Six  Months ended          (inception) to
                                                                               June 30, 1999            June 30, 1998
                                                                             -----------------         ----------------
                                                                                           (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                         $           6,467         $         (1,724)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Gain on sale of properties                                                      (12,431)                       -
       Depletion, depreciation and amortization                                            148                        8
       Compensation relating to common stock and
         warrants issued                                                                    11                        -
       Deferred income tax expense (benefit)                                             1,874                        -
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                                (1,253)                       -
         Increase in inventory                                                            (460)                       -
         (Increase) decrease in prepaid expenses and other current
           assets                                                                           60                      (51)
         Increase in other assets                                                            -                      (67)
         Increase in accounts payable and accrued
           liabilities                                                                     467                      736
         Increase in income taxes payable                                                1,211                        -
                                                                             -----------------         ----------------

         Net cash used in operating activities                                          (3,906)                  (1,098)
                                                                             -----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                                (11,546)                 (12,856)
   Proceeds from sale of  properties                                                    20,058                        -
   Drilling deposit, net                                                                   (62)                    (250)
   Increase (decrease) in lease acquisitions payable                                      (619)                      55
                                                                             -----------------         ----------------

         Net cash provided by (used in)  investing activities                            7,831                  (13,051)
                                                                             -----------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of bridge loan                                                     -                    4,075
   Repayment of bridge loan                                                             (5,600)                       -
   Proceeds from issuance of common stock,  net of offering costs                          723                   10,609
   Proceeds from exercise of warrants                                                       44                        -
   Proceeds from issuance of units                                                          20                        -
   Additional offering costs                                                               (21)                       -
                                                                             -----------------         ----------------

         Net cash provided  by (used in) financing activities                           (4,834)                  14,684
                                                                             -----------------         ----------------

NET INCREASE (DECREASE) IN CASH                                                           (909)                     535

CASH AT BEGINNING OF  PERIOD                                                             5,623                        -
                                                                             -----------------         ----------------

CASH AT END OF  PERIOD                                                       $           4,714         $            535
                                                                             =================         ================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                     $               -         $              -
                                                                             =================         ================
  Cash paid for income taxes                                                 $             528         $              -
                                                                             =================         ================

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                                 June 30, 1999

                         Notes to Financial Statements
                                  (unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Pennaco Energy, Inc. (the "Company") is an independent exploration and production company. The Company's current operations are completely focused on the acquisition and development of natural gas production from coal bed methane properties in the Rocky Mountain region of the United States. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and is headquartered in Denver, Colorado.

     From its inception through March 31, 1999, the Company's activities had been limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. The Company has oil and gas lease rights in the Powder River Basin in northeastern Wyoming and southeastern Montana. In April 1999 the Company began gas production from certain of its gas properties in the South Gillette Area. As a result, the Company is no longer considered a development stage company.

     The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations for the three-month periods ended June 30, 1999 and 1998, the six-month period ended June 30, 1999 and the period from January 26, 1998 (inception) to June 30, 1998. The results of operations for interim periods are not indicative of the results of operations for the full fiscal year. The accounting policies followed by the Company are included in Note 1 to the Financial Statements in the Company's Annual Report on Form 10-KSB for the period from January 26, 1998 (inception) to December 31, 1998. These financial statements should be read in conjunction with the Form 10-KSB.

(2)  OIL AND GAS ACTIVITIES

     The Company follows the successful efforts method of accounting for its natural gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells which would include uneconomical pilot projects are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is recorded to operations. Upon the sale of a partial interest in an unproved property, the proceeds are treated as a recovery of cost. If the proceeds exceed the carrying amount of the property, a gain is

                         Notes to Financial Statements
                                  (continued)

recognized. Depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

     Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations.

     Proved gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved gas properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to the value of its estimated undiscounted future net cash flows.

(3)  CMS TRANSACTION

     On October 23, 1998, the Company and CMS Oil and Gas Company ("CMS") signed a definitive agreement (the "CMS Agreement") relating to the development of the Company's Powder River Basin acreage (the "CMS Transaction"). Pursuant to the terms of the CMS Agreement, CMS acquired an undivided 50% working interest in approximately 492,000 net undeveloped acres of the Company's leasehold position in the Powder River Basin for $28,000,000. The Company acquired the 50% leasehold position which was conveyed to CMS in the CMS Transaction for approximately $7,000,000. The purchase price provided for in the CMS Agreement was the result of arm's length negotiations between the Company and CMS. The joint operating agreement between the parties will be modeled after the 1989 AAPL Model Form of Joint Operating Agreement. The CMS Agreement provides that the parties will in good faith negotiate a development agreement for the exploration, development and production of coal bed methane from the leases. The development agreement will provide that each party will operate approximately 50% of the wells drilled in the area of mutual interest. Pennaco and CMS have divided the acreage in the area of mutual interest into project areas which will be operated by one party or the other. Under the Company's accounting policies, the proceeds from the sale are treated as a recovery of cost, with any additional amounts recorded as a gain. The proceeds on the sale of these undeveloped properties exceeded their cost. Accordingly, the Company has no basis in its retained 50% ownership in such properties. As is customary in oil and gas leasehold transactions, the agreement provides for the adjustment of the purchase price for title defects discovered prior to closing and for the opportunity for one party to participate in acquisitions made by the other party in the area of mutual interest defined in the agreement. The agreement also provides for a preferential purchase right to the other party in the event either CMS or the Company attempts to sell a portion of its interest in the acreage covered by the agreement. There is no preferential purchase right in the event that either party enters into a merger, reorganization or consolidation. All of the leases in the area of mutual interest are dedicated to CMS Gas Transmission and Storage, an affiliate of CMS, for gathering, compression and transportation.

     Pursuant to the terms of the CMS Agreement in October 1998, CMS paid Pennaco $5,600,000 of earnest money in the form of a non-interest bearing bridge loan (the "CMS Bridge Loan") which was secured by substantially all of the Company's gas leases.

                         Notes to Financial Statements
                                  (continued)

Approximately $3,200,000 of such amount was used to repay existing creditors of the Company. The CMS Transaction was structured such that the conveyance of the working interests occurred at two separate closings. The first closing occurred on November 20, 1998, and the second occurred on January 15, 1999. The Company received $7,600,000 at the first closing and received $18,600,000 at the second closing. The remaining $1,800,000 was held in escrow subject to customary closing adjustments. The CMS Bridge Loan was canceled at the second closing. Subsequent to the second closing, the Company has received approximately $1,458,000 from the escrow account leaving approximately $342,000 as of June 30, 1999, pending closing adjustments.

     Under the terms of the CMS Agreement, CMS will pay the Company for its share of the costs of acquiring any acreage in excess of the original 492,000 net acres in the area of mutual interest. The joint venture acreage in the area of mutual interest includes approximately 580,000 net acres as of June 30, 1999.

(4)  Stockholders' Equity

     In September 1998, the Company issued 980,000 units at $3.25 per unit, which includes proceeds received subsequent to December 31, 1998 of $20,000 relating to 6,250 of such units. The units consists of i) 980,000 shares of common stock and ii) warrants to acquired an additional 490,000 shares of common stock at an exercise price of $5.00 per share. The Company received proceeds of approximately $3,165,000. The Company incurred offering costs of $325,000 which were charged to additional paid-in capital.

     Under the terms of the Company's September 1998 Stock Subscription Agreement, 235,000 additional units were issued under the same terms as above and placed in an escrow account. Subscription payments of $763,750 were deposited into an escrow account, together with certificates representing the units to be purchased, representing the aggregate purchase price of the 235,000 units. Under the terms of the escrow agreement, the common stock shares and the shares of common stock underlying the warrants were to be registered under the Securities Act of 1933 ("the Act") with the Securities and Exchange Commission by December 31, 1998. The Company has also undertaken to have the shares qualified by way of an exemption order provided by the respective Securities Commissions in Canada.

     Under the terms of the subscription agreement, if the registration statement was not declared effective and the Canadian exemption order was not obtained on or before December 31, 1998, the subscriber was entitled to additional rights. The registration statement was not declared effective by this date. Accordingly, as of December 31, 1998, the subscriber was entitled to elect to either receive the units from the escrow account or receive a cash refund from the escrow account plus interest thereon. Additionally, the Company was required to issue to the subscribers an additional unit for each 10 units purchased in the offering. On February 28, 1999, subscribers representing 222,500 units held in escrow elected to receive the escrowed units and the Company received proceeds of $723,000 from the escrow account. One subscriber representing 12,500 units elected not to receive the escrowed units

                         Notes to Financial Statements
                                  (continued)

and instead received a refund from escrow of $41,000. Therefore, the total units issued in connection with the September 1998 Stock Subscription Agreement included the original 1,202,500 units and the 120,250 additional units required to be issued, as discussed above, for a total of 1,322,750 units. The warrants issued in connection with the units expired unexercised on March 4, 1999. The 120,250 additional units have been reflected in the accompanying financial statements as an increase to paid in capital and as a reduction to retained earnings of $360,000.

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

     During the six months ended June 30, 1999 warrants for the purchase of 25,000 shares of common stock were exercised for $44,000.

(5)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:





                                                                Three Months Ended                          Period from
                                                                     June 30,             Six Months      January 26, 1998
                                                               ---------------------        Ended          (inception) to
                                                                 1999         1998       June 30, 1999     June 30, 1998
                                                               --------     --------    ---------------   ----------------
                                                               (in thousands, except per share amounts)


Numerator for basic and diluted  income (loss) per share--
  Income (loss) available to common stockholders               $   (546)    $ (1,661)   $         6,467   $         (1,724)


Denominator:
  Denominator for basic income (loss) per share--
  Weighted average shares                                        15,153       11,692             15,048              9,133
  Effect of dilutive securities:
     Stock warrants                                                   -            -                443                  -
     Stock Options                                                    -            -              1,878                  -
                                                               --------     --------    ---------------   ----------------

Denominator for diluted income (loss) per share--
  Adjusted weighted average shares diluted                       15,153       11,692             17,369              9,133
                                                               ========     ========    ===============   ================

Basic income (loss) per share                                  $   (.04)    $   (.14)   $           .43   $           (.19)
                                                               ========     ========    ===============   ================
Diluted income (loss) per share                                $   (.04)    $   (.14)   $           .37   $           (.19)
                                                               ========     ========    ===============   ================

                        Notes to Financial Statements
                                  (continued)

Potentially dilutive common shares attributable to outstanding options and warrants to purchase common shares of 4,501,000, 2,121,000, 97,000 and 2,121,000 were excluded from the calculation of diluted earnings (loss) per share for the three month periods ended June 30, 1999 and 1998, the six month period ended June 30, 1999 and the period from January 26, 1998 (inception) to June 30, 1998, respectively, as their effect was antidilutive.


(6)  EVENTS SUBSEQUENT TO JUNE 30, 1999

     Bank Facility
     -------------

       On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association ("USB"). The Credit Agreement provides for loans of up to $25,000,000 based upon a borrowing base determined by USB. The borrowing base has been determined to be $10,000,000 through September 30, 1999. The Credit Agreement includes the following provisions: i) is secured by mortgages on all of the Company's properties; ii) provides for a revolving period generally ending on June 30, 2001 afterwhich the loan is to be repaid based upon a 48 month amortization period; iii) provides that, on a quarterly basis, the Company's working capital (including unused commitment amount, minus outstanding letters of credit) not to be less than $0; the Company's tangible net worth, beginning on or after December 31, 1999, not to be less than (a) $20,000,000, plus (b) 50% of the Company's cumulative net income for all periods ending after July 23, 1999, plus (c) 50% of all equity proceeds; and that, beginning on or after December 31, 1999, the Company will not permit its fixed charge coverage ratio to be less than 1.0:1.0; and iv) provides for an interest at either a Libor or prime base rate.

  As of August 10, 1999 the Company had no borrowings outstanding under the revolving credit agreement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                                    General
                                    -------

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

       The Company's stock is traded on the American Stock Exchange under the symbol "PN". The Company's principal executive offices are located at 1050 17th Street, Suite 700, Denver, Colorado 80265. The telephone number is (303) 629-6700 and the facsimile number is (303) 629-6800. The Company also maintains a field office at 4988 S. Highway 14-16, Suite 102, Gillette, Wyoming, 82716.

       The Company is an independent, exploration and production company. The Company's current operations are completely focused on the acquisition, development and production of natural gas from coal bed methane ("CBM") properties in the Rocky Mountain region of the United States. Pennaco is one of the largest holders of oil and gas leases covering CBM properties in the Powder River Basin in the northeastern Wyoming and southeastern Montana. As of July 29, 1999, the Company owned oil and gas lease rights with respect to approximately 330,000 net acres in the Powder River Basin.

       From its inception on January 26, 1998, the Company has focused its activities on the acquisition of leases and beginning in November 1998 began its drilling program. The source of funds to finance these activities have been obtained through the sale of securities and to a larger extent the CMS Transaction where the Company sold a 50% undivided interest in certain of its properties for $28,000,000

       The Company entered into an agreement with Bear Paw Energy, Inc. ("Bear Paw Energy"), a subsidiary of TransMontaigne, Inc., under which Bear Paw Energy will construct, own and operate gas gathering systems as well as provide gas gathering and compression services to the Company's in the Company's South Gillette Area. The Company also entered into

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

an agreement with a transportation company to compress and transport 11 MMcf per day of gas from the compressor station located southwest of the Company's South Gillette Area to the interconnect with Williston Basin Interstate Pipeline ("WBI") at Recluse, Wyoming. This gas is being sold under two gas sales contracts for 5,000 MMBtu per day each (approximately 11 MMcf per day of wellhead production in total) for 12 months beginning April 1, 1999. The price received for one contract is fixed at $1.55 per MMBtu for gas delivered at Recluse, Wyoming. The other contract contains a floating price determined monthly using published index prices which together with a fixed-for-floating swap agreement which the Company has entered into for the same 12 month period, results in a price received by the Company for such gas of $1.625 per MMBtu for gas delivered at Recluse, Wyoming.

      On March 30, 1999, the Company and CMS announced that the Company has entered into a gas gathering agreement with CMS Continental Natural Gas, Inc. ("CMS Continental"), a wholly owned subsidiary of CMS Energy Corporation. Under this agreement, CMS Continental will provide gas gathering services to the Company and CMS Oil and Gas Company within the Pennaco/CMS area of mutual interest, which excludes the South Gillette Area. CMS also announced plans to construct a $190 million, 110 mile high pressure gathering pipeline through the Pennaco/CMS jointly owned acreage located in the northern portion of the Powder River Basin coal bed methane play, connecting at its southern terminus with the Fort Union Gas Gathering Project discussed below.

      In late April 1999 the Company began to sell its gas production. As of July 29, 1999 the Company had drilled 280 gross (246 net) gas wells and had gross production of approximately 11 MMcf per day from 96 gross (91 net) wells located in its South Gillette Area. The Company had 146 gross (136 net) wells which were waiting on pipeline connections or which were being completed. The Company believes many of these wells will be put into production as soon as one of the two new pipeline projects currently under construction is operating. The Fort Union Gas Gathering Project, a 450 MMcf per day pipeline joint venture involving CMS Energy, Enron, Western Gas Resources, Barrett Resources and Colorado Interstate Gas, is expected to be operational on or about September 1, 1999. The Thunder Creek Gas Services Project, a 450 MMcf per day pipeline being built by Devon Energy and KN Energy, is also expected to be operational in September 1999. The Company expects to move its excess South Gillette area gas, as well as additional deliverability which the Company is developing, through these new pipelines. As a first step in this process, the Company has entered into an agreement to sell approximately 6,000 Mcf per day of wellhead production from September 1, 1999 through March 31, 2000 at a floating price determined monthly using published index prices.

      The Company and CMS have drilled 38 gross (19 net) wells in pilot areas within the Pennaco/CMS area of mutual interest where the partners are in the process of evaluating the reserve and production potential.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

                             RESULTS OF OPERATIONS

     Due to the fact that the Company's first gas sales occurred in late April 1999 and are currently limited by pipeline takeaway capacity, the Company does not believe its results of operations for the quarter and six months ended June 30, 1999 are indicative of the expected future results of the Company.

     The Company had a net loss of $546,000 and net income of $6,467,000 for the quarter and six months ended June 30, 1999, respectively, compared to a net loss of $1,661,000 and $1,724,000 for the quarter ended June 30, 1998 and the period from inception, on January 26, 1998 ("Inception"), to June 30, 1998. Such amounts include a gain on the sale of properties in connection with the CMS Transaction of $485,000 and $12,431,000 for the quarter and six months ended June 30, 1999. The Company had no revenues from operations until late April of 1999. The quarter ended June 30, 1999 reflects net production of 398,000 thousand cubic feet ("Mcf") at an average realized price of $1.58 per Mcf. General and administrative expenses for 1999 increased over 1998 due to the substantial increase in the scope of operations by the Company. The 1999 periods also show a reduction of interest expense and an increase in interest income due to the repayment of debt and increase in short term investments resulting from proceeds received in the CMS Transaction.

                        LIQUIDITY AND CAPITAL RESOURCES

     The capital resources of the Company are limited. Until late April 1999, the Company had not produced any revenues and its main source of funds has been the sale of the Company's equity securities and, to a greater extent, the proceeds from the CMS Transaction. The Company had approximately $4,714,000 in cash as of June 30, 1999. The proceeds of the CMS Transaction have allowed the Company to repay certain of its current liabilities and have funded its cash used in operating activities of $3,906,000 and capital expenditures of $11,546,000 for the six months ended June 30, 1999. During the period from January 26, 1998 (inception) to June 30, 1998, the Company had net cash used in operating activities of $1,098,000. This use of cash was less than the 1999 six-month period due to the start-up nature of the Company in early 1998, as it did not begin its drilling operations until November 1998. The Company had capital expenditures during the 1998 period of $12,856,000, which were funded by loans and proceeds from the sale of the Company's equity securities.

     The Company had capital expenditures of approximately $11,546,000 in the six months ended June 30, 1999, including approximately $4,140,000 for lease acquisitions and $7,406,000 for drilling activities. On June 16, 1999, the Company announced a revised capital spending budget of $26,500,000 for 1999 which was an $8,100,000 increase from the Company's original capital budget, all of which will be directed towards the Company's Powder River Basin CBM project. The Company plans to spend approximately $18,000,000 to drill approximately 460 net wells in the Powder River Basin during 1999. The wells will be a combination of joint Pennaco/CMS wells drilled in the area of mutual interest and Pennaco wells drilled primarily on a 100% working interest basis located outside of the CMS area of mutual interest in the South Gillette Area. The balance of the 1999 capital budget, approximately $8,500,000, is allocated to lease acquisition. However, there can be no assurance that the Company will have sufficient funds to execute its capital expenditure plan, that it will be economic to do so, that the wells drilled will ultimately be productive or that any additional leasehold acreage will be acquired.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association ("USB"). The Credit Agreement provides for loans of up to $25,000,000 based upon a borrowing base determined by USB. The borrowing base has been determined to be $10,000,000 through September 30, 1999, with the capacity for expansion as the Company's reserve base increases. As of August 10, 1999 the Company had no borrowings outstanding under the revolving credit facility. However, the Company expects to begin to utilize such facility in the near future in connection with the above described capital expenditure budget for 1999.

     Should the Company's cash flow from operations or availability under its revolving credit agreement be insufficient to satisfy its planned capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

     The Company's future debt level will have several important effects on the Company's future operations, including that a substantial portion of the Company's cash flow could be dedicated to the payment of interest on its indebtedness and would not be available for other purposes, and that the Company's ability to obtain additional financing in the future may be impaired.

June 30, 1999 Reserve Update
----------------------------

     Due to the Company's significant drilling program in 1999, the Company updated its estimated net proved reserves as of June 30, 1999, to 42.7 billion cubic feet (Bcf) of natural gas, a 24.6 Bcf increase from the 18.1 Bcf of estimated net proved reserves reported as of December 31, 1998. All of the net proved reserves were located in the South Gillette Area in the Company's Powder River Basin CBM Project in Wyoming. Approximately 52%, or 22.3 Bcf, of the reserves were classified as proved developed producing based upon 94 producing wells and 17%, or 7.2 Bcf, were proved developed shut-in, representing 32 wells which were drilled and completed but awaiting pipeline connection. The remaining 31%, or 13.2 Bcf were classified as proved undeveloped.

     The present value of estimated future net revenues from the 42.7 Bcf of proved reserves, before income taxes, totaled approximately $28,300,000, using a 10% discount rate and a June 30, 1999 natural gas price of $2.00 per thousand cubic feet (CIG Rocky Mountain index) held constant. The reserve evaluation was performed by Ryder Scott Company.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

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

     In the event that one or more of the Company's vendor provided systems were to have a material Year 2000 problem, the Company believes that the most reasonably likely worst case scenario would be a temporary delay in revenue collection caused by an interruption in computerized billing and not an interruption in the actual flow of the Company's coal bed methane gas. The Company believes that any such delays would have no substantial long-term impact on the Company's ability to conduct operations.

PART II.  OTHER INFORMATION
          -----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders in Denver, Colorado on June 15, 1999. The following sets forth matters submitted to a vote of the stockholders:

(a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated May 10, 1999, for terms expiring as set forth below or until their successors have been elected and qualified -Class I Director to serve until the 2000 Annual Meeting: Jeffrey
     L. Taylor; Class II Directors to serve until the 2001 Annual Meeting: Glen
     C. Warren, Jr. and David W. Lanza; Class III Directors to serve until the 2002 Annual Meeting: Paul M. Rady and Gregory V. Gibson.

Every Director was elected by a vote of 11,572,466 shares, being more than a majority of the outstanding shares of Common Stock.

(b) The stockholders approved an amendment to the Articles of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office by a vote of 9,318,646 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote with 69,785 shares voted against, 18,455 shares abstaining.

(c) The stockholders approved an amendment to the Articles of Incorporation that requires that all stockholder action be taken at a stockholders' meeting by a vote of 7,805,250 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote, with 1,564, 431 shares voted against, 37,205 shares abstaining.

(d) The stockholders approved an amendment to the Articles of Incorporation and the addition of a new article that requires a two-thirds vote of the Board of Directors to amend or repeal the By-Laws of the Corporation and requires a two-thirds stockholder vote to amend or repeal the By-Laws or certain provisions of the Articles of Incorporation by a vote of 7,652,566 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote, with 1,579,152 shares voted against, 18,255 shares abstaining.

(e) The stockholders approved an amendment to the Articles of Incorporation authorizing the Board of Directors to issue up to 10,000,000 shares of Preferred Stock by a vote of 7,397,421 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote, with 1,786,577 shares voted against, 65,975 shares abstaining.

(f) The stockholders ratified the appointment of KPMG LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1999, by a vote of 11,105,309 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote, with 4,875 shares voted against, 7,905 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     *4.1 Credit Agreement dated as of July 23, 1999 between the Company and U.S. Bank National Association.

     *27   Financial Data Schedule

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the quarter ended June 30,1999.

      *Filed herewith

                                  SIGNATURES

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENNACO ENERGY, INC.



August 10, 1999            By: /s/ Paul M. Rady
                     -----------------------------------
                     Paul M. Rady, President and Chief
                     Executive Officer



August 10, 1999            By: /s/ Glen C. Warren, Jr.
                     -----------------------------------
                     Glen C. Warren, Jr. Executive Vice President
                       and Chief Financial Officer



August 10, 1999            By: /s/ Charles E. Brammeier
                     -----------------------------------
                     Charles E. Brammeier, Controller