Form 10QSB
period 1999-09-30
PENNACO ENERGY INC
filed 1999-11-03
CIK 1069845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                 [X]  QUARTERLY REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1999
                                       OR
                 [_]  TRANSITION REPORT UNDER SECTION 13 OR
                      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes    X           No_______
         -------

As of October 29, 1999 there were 18,361,129 shares of the Company's common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format.  (Check One):

     Yes _______  No    X
                     -------

                             PENNACO ENERGY, INC.

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of
        September 30, 1999 and December 31, 1998.........................  3

        Statements of Operations for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and the period from January 26, 1998 (inception) to September 30, 1998... 4

        Statement of Stockholders' Equity for the nine months ended
        September 30, 1999...............................................  5

        Statements of Cash Flows for the nine months
        ended September 30, 1999 and the period from
        January 26, 1998 (inception) to September 30, 1998...............  6

        Notes to Financial Statements....................................  7-12

Item 2. Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations........................................  13-18

PART II.OTHER INFORMATION................................................  19

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES...............................................................  20

PART I.  FINANCIAL INFORMATION
         ---------------------

 Item 1. Financial Statements

                             PENNACO ENERGY, INC.
                                Balance Sheets
                                  (unaudited)

                                                                     September 30,      December 31,
                                                                         1999               1998
                                                                     -------------      ------------
                                                                              (in thousands)
CURRENT ASSETS:
  Cash                                                               $       1,105      $      5,623
  Accounts receivable                                                        3,624               375
  Subscriptions receivable                                                       -               764
  Assets held for sale                                                         156             6,932
  Drilling deposit                                                             245               333
  Inventory                                                                  1,894               231
  Prepaid expenses and other current assets                                     52               152
                                                                     -------------      ------------
        Total current assets                                                 7,076            14,410
                                                                     -------------      ------------

PROPERTY AND EQUIPMENT, at cost:
  Natural gas properties, using the successful
    efforts method of accounting (note 2)                                   33,527             6,016
  Other property and equipment                                                 485               296
                                                                     -------------      ------------
                                                                            34,012             6,312
  Less accumulated depletion, depreciation and amortization                   (406)              (62)
                                                                     -------------      ------------
          Net property and equipment                                        33,606             6,250
                                                                     -------------      ------------

OTHER ASSETS:
  Deferred income taxes                                                          -             1,266
  Other                                                                        190               100
                                                                     -------------      ------------
        Total other  assets                                                    190             1,366
                                                                     -------------      ------------
                                                                     $      40,872      $     22,026
                                                                     =============      ============

CURRENT LIABILITIES:
  Bridge loan payable                                                $           -      $      5,600
  Lease acquisitions payable                                                     -               619
  Accounts payable and accrued liabilities                                   7,099             1,964
  Income taxes payable                                                          67                 -
                                                                     -------------      ------------
        Total current liabilities                                            7,166             8,183
                                                                     -------------      ------------
LONG-TERM DEBT (note 6)                                                     12,405                 -
                                                                     -------------      ------------

DEFERRED INCOME TAXES                                                        1,147                 -
                                                                     -------------      ------------

STOCKHOLDERS' EQUITY: (notes 4 and 7)
  Preferred stock,  $.001 par value (Authorized 10,000,000 shares;
    no shares outstanding)                                                       -                 -
  Common stock, $.001 par value  (Authorized 50,000,000
    shares; issued and outstanding 15,586,129 at
    September 30, 1999 and 14,795,179 shares at December 31, 1998)              16                15
  Additional paid-in capital                                                18,855            17,641
  Retained earnings (deficit)                                                1,283            (3,813)
                                                                     -------------      ------------
        Total stockholders' equity                                          20,154            13,843
                                                                     -------------      ------------

COMMITMENTS                                                          $      40,872      $     22,026
                                                                     =============      ============

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                            Statement of Operations
                                  (unaudited)

                                                                                               Period From
                                                                                               January 26,
                                                    Three Months ended      Nine Months           1998
                                                       September 30,           ended          (inception) to
                                                    -------------------     September 30,      September 30,
                                                      1999       1998           1999               1998
                                                    -------     -------     -------------      --------------
                                                           (in thousands, except per share amounts)
Revenue:
  Natural gas revenue                               $ 1,121     $     -     $       1,749      $            -
                                                    -------     -------     -------------      --------------
        Total revenue                                 1,121           -             1,749                   -
                                                    -------     -------     -------------      --------------
Operating expenses:
  Production and lease operating                        789           -             1,275                   -
  Production taxes                                       70           -               122                   -
  Exploration                                           286         924               394               1,784
  Depletion, depreciation and
    amortization                                        196          26               344                  34
  General and administrative                          1,315       2,517             3,740               2,918
                                                    -------     -------     -------------      --------------
        Total expenses                                2,656       3,467             5,875               4,736
                                                    -------     -------     -------------      --------------

Loss  from operations                                (1,535)     (3,467)           (4,126)             (4,736)

  Interest income                                        24          10               263                  30
  Interest expense                                      (63)       (175)              (63)               (650)
  Gain on sale of properties                              -           -            12,431                   -
                                                    -------     -------     -------------      --------------

Income (loss) before income taxes                    (1,574)     (3,632)            8,505              (5,356)

Income tax benefit (expense)                            563       1,280            (3,049)              1,280
                                                    -------     -------     -------------      --------------

Net income (loss)                                   $(1,011)    $(2,352)    $       5,456      $       (4,076)
                                                    =======     =======     =============      ==============

Basic earnings (loss) per share                     $  (.07)    $  (.17)    $         .36      $         (.38)
                                                    =======     =======     =============      ==============
Diluted earnings (loss) per share                   $  (.07)    $  (.17)    $         .31      $         (.38)
                                                    =======     =======     =============      ==============

Weighted average common shares
  outstanding:
    Basic                                            15,291      13,579            15,131              10,616
                                                    =======     =======     =============      ==============
    Diluted                                          15,291      13,579            17,632              10,616
                                                    =======     =======     =============      ==============

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                       Statement of Stockholders' Equity
                                  (unaudited)

                     Nine Months ended September 30, 1999


                                             Common Stock         Additional     Retained
                                       ----------------------      Paid-in       Earnings
                                        Shares        Amount       Capital       (Deficit)       Total
                                       --------      --------     ----------     ---------     ---------
                                                                    (in thousands)
Balance at December 31, 1998             15,152       $   15       $17,641        $(3,813)      $13,843
Exercise of stock options                   126            -           259              -           259
Exercise of warrants                        316            1           626              -           627
Issuance of additional units                  -            -           360           (360)            -
Stock option compensation                     -            -            11              -            11
Refund of subscriptions receivable          (14)           -           (41)             -           (41)
Issuance of units                             6            -            20              -            20
Additional offering costs                     -            -           (21)             -           (21)
Net income                                    -            -             -          5,456         5,456
                                       --------      --------     ----------     ---------     ---------
Balance at September 30, 1999            15,586       $   16       $18,855        $ 1,283       $20,154
                                       ========      ========     ==========     =========     =========

                             PENNACO ENERGY, INC.
                           Statements of Cash Flows
                                  (unaudited)

                                                                                          Period from
                                                                      Nine Months      January 26, 1998
                                                                         ended          (inception) to
                                                                     September 30,       September 30,
                                                                         1999                1998
                                                                     -------------     ----------------
                                                                             (in thousands)
Cash flows from operating activities:
 Net income (loss)                                                      $  5,456              $ (4,076)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of properties                                           (12,431)                   -
     Depletion, depreciation and amortization                                 344                   34
     Compensation relating to common stock and
       warrants issued                                                         11                1,340
     Stock option compensation                                                  -                  450
     Warrants issued for services                                               -                   17
     Increase in accrued interest on bridge loan and note payable               -                   46
     Deferred income tax expense (benefit)                                  2,413               (1,280)
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                     (3,249)                   -
       Increase in inventory                                               (1,663)                   -
       Decrease (increase) in prepaid expenses and  other
         current  assets                                                      100                  (79)
       Increase in other assets                                               (90)                 (65)
       Increase in accounts payable and accrued liabilities                 5,135                  286
       Increase in income taxes payable                                        67                    -
                                                                     -------------     ----------------
         Net cash used in operating activities                             (3,907)              (3,327)
                                                                     -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                                                     (28,551)             (16,301)
 Proceeds from sale of properties                                          20,058                    -
 Drilling deposits, net                                                        88                 (250)
 Increase (decrease) in lease acquisitions payable                           (619)               2,646
                                                                     -------------     ----------------
         Net cash used in investing activities                             (9,024)             (13,905)
                                                                     -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of bridge loan                                          -                3,200
 Repayment of bridge loan                                                  (5,600)                   -
 Proceeds from issuance of note payable                                         -                  500
 Borrowings under long-term debt                                           12,920                    -
 Payments under long-term debt                                               (515)                   -
 Proceeds from issuance of common stock, net of offering costs                723               14,890
 Proceeds from exercise of options and warrants                               886                    -
 Proceeds from issuance of units                                               20                    -
 Additional offering costs                                                    (21)                   -
                                                                     -------------     ----------------
         Net cash provided  by financing activities                         8,413               18,590
                                                                     -------------     ----------------
NET INCREASE (DECREASE) IN CASH                                            (4,518)               1,358

CASH AT BEGINNING OF  PERIOD                                                5,623                    -
                                                                     -------------     ----------------
CASH AT END OF PERIOD                                                    $  1,105             $  1,358
                                                                     =============     ================
Supplemental disclosures of cash flow information:
 Cash paid for interest                                                  $     22             $    603
                                                                     =============     ================
 Cash paid for income taxes                                              $    570             $      -
                                                                     =============     ================

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                              September 30, 1999
                         Notes to Financial Statements
                                  (unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

  Pennaco Energy, Inc. (the "Company") is an independent exploration and production company. The Company's current operations are completely focused on the acquisition and development of natural gas production from coal bed methane properties in the Powder River Basin in northeastern Wyoming and southeastern Montana. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and is headquartered in Denver, Colorado.

  From its inception through March 31, 1999, the Company's activities had been limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. In late April 1999, the Company began natural gas production from certain of its properties in the South Gillette Area. As a result, the Company is no longer considered a development stage company.

  The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations for the three-month periods ended September 30, 1999 and 1998, the nine-month period ended September 30, 1999, and the period from January 26, 1998 (inception) to September 30, 1998. The results of operations for interim periods are not indicative of the results of operations for the full fiscal year. The accounting policies followed by the Company are included in Note 1 to the Financial Statements in the Company's Annual Report on Form 10-KSB for the period from January 26, 1998 (inception) to December 31, 1998. These financial statements should be read in conjunction with the Form 10-KSB.

  The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company enters into long-term contracts and uses a hedging strategy. Under the hedging strategy, the Company enters into energy swaps and uses other financial instruments. The Company uses the hedge or deferral method of accounting for these activities and as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities.

(2)  OIL AND GAS ACTIVITIES

  The Company follows the successful efforts method of accounting for its natural gas activities. Accordingly, costs associated with acquiring, drilling and equipping successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals, drilling costs of unsuccessful exploratory wells, and costs of uneconomical pilot projects are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

Upon the sale or retirement of gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is recorded to operations. Upon the sale of a partial interest in an unproved property, the proceeds are treated as a recovery of cost. If the proceeds exceed the carrying amount of the property, a gain is recognized. Depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

  Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations.

  Proved properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.

(3)  CMS TRANSACTION

  On October 23, 1998, the Company and CMS Oil and Gas Company ("CMS") signed a definitive agreement (the "CMS Agreement") relating to the development of the Company's Powder River Basin acreage (the "CMS Transaction"). Pursuant to the terms of the CMS Agreement, CMS acquired an undivided 50% working interest in approximately 492,000 net undeveloped acres of the Company's leasehold position in the Powder River Basin for $28,000,000. The Company originally acquired the 50% leasehold position that was conveyed to CMS in the CMS Transaction for approximately $7,000,000. The purchase price provided for in the CMS Agreement was the result of arm's length negotiations between the Company and CMS. The joint operating agreement between the parties will be modeled after the 1989 AAPL Model Form of Joint Operating Agreement. The CMS Agreement provides that the parties will in good faith negotiate a development agreement for the exploration, development and production of coal bed methane from the leases.
The development agreement will provide that each party will operate approximately 50% of the wells drilled in the area of mutual interest. Pennaco and CMS have divided the acreage in the area of mutual interest into project areas which will be operated by one party or the other. Under the Company's accounting policies, the proceeds from the sale are treated as a recovery of cost, with any additional amounts recorded as a gain. The proceeds on the sale of these undeveloped properties exceeded their cost. Accordingly, the Company has no basis in its retained 50% ownership in such properties. As is customary in oil and gas leasehold transactions, the agreement provides for the adjustment of the purchase price for title defects discovered prior to closing and for the opportunity for one party to participate in acquisitions made by the other party in the area of mutual interest defined in the agreement. The agreement also provides for a preferential purchase right to the other party in the event either CMS or the Company attempts to sell a portion of its interest in the acreage covered by the agreement. There is no preferential purchase right in the event that either party enters into a merger, reorganization or consolidation. All of the leases in the area of mutual interest are dedicated

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

to CMS Gas Transmission and Storage, an affiliate of CMS, for gathering, compression and transportation.

  Pursuant to the terms of the CMS Agreement in October 1998, CMS paid Pennaco $5,600,000 of earnest money in the form of a non-interest bearing bridge loan (the "CMS Bridge Loan") that was secured by substantially all of the Company's gas leases. Approximately $3,200,000 of such amount was used to repay existing creditors of the Company. The CMS Transaction was structured such that the conveyance of the working interests occurred at two separate closings. The first closing occurred on November 20, 1998, and the second occurred on January 15, 1999. The Company received $7,600,000 at the first closing and $18,600,000 at the second closing. The remaining $1,800,000 was held in escrow subject to customary closing adjustments. The CMS Bridge Loan was canceled at the second closing. Subsequent to the second closing, the Company has received approximately $1,458,000 from the escrow account leaving approximately $342,000 as of September 30, 1999, pending closing adjustments.

  Under the terms of the CMS Agreement, CMS will pay the Company for its share of the costs of acquiring any acreage in excess of the original 492,000 net acres in the area of mutual interest. The joint venture acreage in the area of mutual interest includes approximately 562,000 net acres as of September 30, 1999.

(4)  STOCKHOLDERS' EQUITY

  In June 1999 the Company's stockholders approved the issuance by the Board of Directors of up to 10,000,000 shares of preferred stock. No preferred stock has been issued as of September 30, 1999.

  During the nine months ended September 30, 1999, stock options and warrants for the purchase of 442,000 shares of common stock were exercised for $886,000.

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

  Under the terms of the Company's 1998 Stock Subscription Agreements, in September 1998 the Company issued 980,000 units at $3.25 per unit, which includes proceeds received subsequent to

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

December 31, 1998 of $20,000 relating to 6,250 of such units. The units consists of i) 980,000 shares of common stock and ii) warrants to acquire an additional 490,000 shares of common stock at an exercise price of $5.00 per share. The Company received proceeds of approximately $3,165,000. The Company incurred offering costs of $325,000 which were charged to additional paid-in capital.

  The Company issued 235,000 additional units under the terms of the September 1998 Stock Subscription Agreement and placed the units in an escrow account. Subscription payments of $763,750, which represents the aggregate purchase price of the 235,000 units were deposited into an escrow account, together with certificates representing the units to be purchased. Under the terms of the escrow agreement, the common stock shares and the shares of common stock underlying the warrants were to be registered under the Securities Act of 1933 ("the Securities Act") with the Securities and Exchange Commission by December 31, 1998. The Company has also undertaken to have the shares qualified by way of an exemption order provided by the respective Securities Commissions in Canada.

  Under the terms of the September 1998 Stock Subscription Agreement, if the registration statement was not declared effective and the Canadian exemption order was not obtained on or before December 31, 1998, each subscriber was entitled to additional rights. The registration statement was not declared effective by this date. Accordingly, as of December 31, 1998, each subscriber was entitled to elect to either receive the units from the escrow account or receive a cash refund from the escrow account plus interest thereon. Additionally, the Company was required to issue to the subscribers an additional unit for each 10 units purchased in the offering. On February 28, 1999, subscribers representing 222,500 units held in escrow elected to receive the escrowed units and the Company received proceeds of $723,000 from the escrow account. One subscriber representing 12,500 units elected not to receive the escrowed units and instead received a refund from escrow of $41,000. Therefore, the total units issued in connection with the September 1998 Stock Subscription Agreement included the original 1,202,500 units and the 120,250 additional units required to be issued, as discussed above, for a total of 1,322,750 units. The warrants issued in connection with the units expired unexercised on March 4, 1999. The 120,250 additional units have been reflected in the accompanying financial statements as an increase to paid in capital and as a reduction to retained earnings of $360,000.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

(5)  EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                                  Period from
                                                                                                                  January 26,
                                                                     Three Months Ended            Nine Months       1998
                                                                        September 30,                 Ended     (inception) to
                                                                  -------------------------         September      September
                                                                    1999             1998           30, 1999       30, 1999
                                                                  -------           -------        -----------  --------------
                                                                    (in thousands, except per share amounts)
Numerator for basic and diluted  income (loss) per share---
   Net income (loss)                                              $(1,011)          $(2,352)          $ 5,456        $(4,076)
                                                                  -------           -------           -------        -------

Denominator:
   Denominator for basic income (loss) per share---
   Weighted average shares                                         15,291            13,579            15,131         10,616
   Effect of dilutive securities:
      Stock warrants                                                    -                 -               258              -
      Stock Options                                                     -                 -             2,243              -
                                                                  -------           -------           -------        -------
Denominator for diluted income (loss) per share---
   Adjusted weighted average shares-diluted                        15,291            13,579           17,632         10,616
                                                                  =======           =======           =======        =======

Basic income (loss) per share                                     $  (.07)          $  (.17)          $   .36        $  (.38)
                                                                  =======           =======           =======        =======
Diluted income (loss) per share                                   $  (.07)          $  (.17)          $   .31        $  (.38)
                                                                  =======           =======           =======        =======

Potentially dilutive common shares attributable to outstanding options and warrants to purchase common shares of 4,159,000, 2,760,000, 156,000 and 2,760,000 were excluded from the calculation of diluted earnings (loss) per share for the three month periods ended September 30, 1999 and 1998, the nine month period ended September 30, 1999 and the period from January 26, 1998 (inception) to September 30, 1998, respectively, as their effect was antidilutive.

(6)  LONG-TERM DEBT

  Bank Credit Facility
  --------------------

  On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association ("USB"). The credit facility provides for loans of up to $25,000,000 based upon a borrowing base determined by USB. USB has determined the borrowing base to be $20,000,000 through March 31, 2000 at which time the borrowing base will be redetermined. The credit facility is secured by mortgages on substantially all of the Company's properties. The credit facility provides for a revolving period ending on June 30, 2001, after which the loan is to be repaid over 48 months. The credit facility contains certain covenants, including restrictions on requirements with respect to working capital and tangible net worth. Interest is payable at a variable rate based on LIBOR or the prime rate. The weighted average interest rate on loans outstanding at September 30, 1999 was 8%.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


(7) EVENTS SUBSEQUENT TO SEPTEMBER 30, 1999

  During October 1999, the Company completed a public offering of 4,025,000 shares of the Company's common stock at a price to the public of $11.125 per share, of which 2,775,000 shares were sold by the Company and 1,250,000 shares were sold by the Company's largest shareholder, RIS Resources International Corporation. Proceeds to the Company totaled $29,020,000 after underwriting discounts and commissions. Costs of the transaction are estimated at $247,000 resulting in net proceeds of $28,773,000.

  The Company plans to use the net proceeds of the offering to repay amounts outstanding under the Company's credit facility and to fund its continuing drilling and lease acquisition program as well as for general corporate purposes.

  The following table shows the Company's actual condensed balance sheet and pro forma condensed balance sheet as of September 30, 1999, as if the offering had occurred on such date. The pro forma condensed balance sheet gives effect to the sale of 2,775,000 shares of the Company's common stock and the application of a portion of the estimated net proceeds of $28,773,000 to repay the Company's bank credit facility.

                                                             As of September 30, 1999
                                                             ------------------------

                                                          Actual                Pro forma
                                                         --------               ---------
                                                                  (in thousands)
Current assets                                            $ 7,076                $23,444
Net property and equipment                                 33,606                 33,606
Other assets                                                  190                    190
                                                          -------          -------------
     Total assets                                         $40,872                $57,240
                                                          =======          =============

Current liabilities                                       $ 7,166                $ 7,166
Long-term debt                                             12,405                      -
Deferred income taxes                                       1,147                  1,147
Stockholders' equity                                       20,154                 48,927
                                                          -------          -------------
     Total liabilities and stockholders' equity           $40,872                $57,240
                                                          =======          =============

                             Pennaco Energy, Inc.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                                    General
                                    -------

        This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
All statements other than statements of historical fact included in this Form 10-QSB, including without limitation statements regarding planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. A number of risks and uncertainties could cause actual results to differ materially from these statements, including, without limitation, fluctuations in the price of natural gas, the success rate of drilling efforts, expected production levels, operating expenses, capital expenditures, completion of gathering and pipeline projects and availability of equipment and personnel, as well as other risk factors described from time to time in the Company's documents and reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

        The Company's common stock is traded on the American Stock Exchange under the symbol "PN". The Company's principal executive offices are located at 1050 17th Street, Suite 700, Denver, Colorado 80265. The telephone number is
(303) 629-6700 and the facsimile number is (303) 629-6800. The Company also maintains a field office at 4988 S. Highway 14-16, Suite 102, Gillette, Wyoming, 82716.

        The Company is an independent energy company entirely focused on the acquisition, exploration, development, and production of natural gas from coal bed methane properties located in the Powder River Basin of northeastern Wyoming and southeastern Montana. The Company is one of the largest holders of oil and gas leases covering coal bed methane properties in the Powder River Basin. Currently, the Powder River Basin has the highest level of drilling activity of any onshore basin in the United States. As of October 29, 1999, the Company owned oil and gas lease rights with respect to approximately 731,000 gross acres and 339,000 net acres in the Powder River Basin. Of these amounts, 624,000 gross acres and 281,000 net acres represent the Company's portion of the leasehold interests contained in an area of mutual interest, or AMI, shared with CMS Oil and Gas Company, a wholly owned subsidiary of CMS Energy Corporation. The Company has leasehold interests covering 107,000 gross acres and 58,000 net acres outside the AMI, the majority of which are located in the South Gillette Area.

        On October 23, 1998, the Company entered into an agreement with CMS Oil and Gas Company, under which CMS acquired an undivided 50% working interest in approximately 492,000 net acres for approximately $28,000,000. As of October 29, 1999, the jointly owned

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

leasehold contained in the AMI has increased from 492,000 net acres to approximately 562,000 net acres through additional leasehold acquisitions. The CMS agreement provides that Pennaco and CMS will each operate approximately 50% of the wells to be drilled in the AMI. All the production from leases in the AMI is dedicated to an affiliate of CMS for gathering, compression and transportation.

     On November 15, 1998, the Company initiated its drilling program and had drilled 442 gross (356 net) wells by October 29, 1999, including 22 recently acquired wellbores. Of these wells, 94 gross (86 net) wells were producing during the quarter ended September 30, 1999 and 348 gross (270 net) wells were either shut-in but capable of producing or were in various stages of completion, testing or connection to a pipeline. The Company has drilled 351 gross wells in the South Gillette Area with an average 89% working interest and 91 gross wells in the AMI with an average 50% working interest. The Company operates all of the 351 wells drilled in the South Gillette Area and approximately 50% of the 91
wells drilled in the AMI.   The Company plans to drill 460 net wells during 1999
with expected drilling costs of approximately $20,000,000.  The Company had
drilled 328 of these net wells through October 29, 1999.   The Company has
identified approximately 1,800 additional net drilling locations on approximately 14% of its lease acreage based on the drilling results to date. Approximately 46% of these drilling locations are located outside the AMI and 54% are located in the AMI. Further, approximately 60% of the 1,800 net drilling locations are on fee and state leasehold and 40% are on federal leasehold. The number of locations actually drilled will depend on future operating results, availability of capital, and the Company's ability to obtain the requisite regulatory approvals from state and federal agencies.

     The Company's estimated net proved reserves as of September 1, 1999, were
56.1 billion cubic feet, or Bcf, of natural gas, a 38.0 Bcf increase from the
18.1 Bcf of estimated net proved reserves reported as of January 1, 1999. All of the Company's net proved reserves are located in the South Gillette Area. The present value of estimated future net revenues, before income taxes, as of September 1, 1999, totaled $50,600,000 using a 10% discount rate and an August 31, 1999 natural gas price of $2.49 per Mcf (CIG Rocky Mountain spot price) held constant.

     The Company's current working interest gas production is approximately 22 MMcf per day from 122 producing wells located in the South Gillette Area. The Company's working interest production increased by approximately 10 MMcf per day in early October 1999, following the opening of Kinder Morgan's Coal Seam Booster Compressor Station in the South Gillette Area. The Coal Seam Booster moves gas to the Thunder Creek Gas Pipeline, a 450 MMcf per day pipeline project, which became operational on September 1, 1999. The Company has 229 additional wells completed in the South Gillette Area that are awaiting the opening of Bear Paw Energy's Antelope Valley Compressor Station, expected by mid-November 1999. The

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


Antelope Valley Compressor Station, which will deliver gas to both the Fort Union Gas Gathering Pipeline and Thunder Creek, is expected to have up to 80 MMcf per day of takeaway capacity. The Fort Union Gas Gathering Pipeline, a 450 MMcf per day pipeline project, also became operational on September 1, 1999. Both of these pipelines move gas south to Glenrock, Wyoming, where they convert to the existing KNI, Pony Express and WIC Powder River lateral pipelines and to the new CIG Medicine Bow Lateral Pipeline which is expected to become operational by November 30, 1999.


                             RESULTS OF OPERATIONS

     Because the Company's first gas sales occurred in late April 1999 and its production is currently limited by pipeline takeaway capacity, the Company does not believe its results of operations for the quarter and nine months ended September 30, 1999 are indicative of the expected future results of the Company.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     The Company had a net loss of $1,011,000 and net income of $5,456,000 for the quarter and nine months ended September 30, 1999, respectively, compared to a net loss of $2,352,000 and $4,076,000 for the quarter ended September 30, 1998 and the period from inception, on January 26, 1998 ("Inception"), to September 30, 1998. The amounts for the nine months ended September 30, 1999 include a gain on the sale of properties in connection with the CMS Transaction of $12,431,000. The Company had no revenues from operations until late April of 1999. The production from late April 1999 through September 30, 1999 totaled 1,141,000 thousand cubic feet, or Mcf at an average realized price of $1.53 per Mcf. The Company had net production of 746,000 Mcf at an average realized price of $1.50 per Mcf in the quarter ended September 30, 1999.

     Hedging and long-term sales contracts which were entered into in February 1999 during a period of significantly lower gas prices, reduced the Company's average realized price by $0.55 per Mcf for the quarter ended September 30, 1999. The Company entered into the transactions in order to secure the last available pipeline capacity out of the basin at that point in time. These contracts, which expire March 31, 2000 should have less effect on the Company's average realized price as production increases over the next several months.

     General and administrative expenses for 1999 increased over 1998 due to the substantial increase in the scope of operations by the Company. The 1999 periods also reflect a reduction of interest expense and an increase in interest income due to the repayment of debt and increase in short term investments resulting from proceeds received in the CMS Transaction. Exploration costs are greater in the 1998 periods as compared to the 1999 periods due to the startup nature of the Company's operations in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company had capital expenditures of approximately $28,551,000 during the nine months ended September 30, 1999, including approximately $16,434,000 for leasehold acquisitions, $11,928,000 for drilling activities and $189,000 for other property and equipment. The Company plans to spend approximately $20,000,000 to drill approximately 460 net wells in the Powder River Basin during 1999, 328 of which were drilled as of October 29, 1999. The wells will be a combination of joint Pennaco/CMS wells drilled in the AMI and Pennaco wells drilled primarily in its South Gillette Area.

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association. US Bank increased the Company's borrowing base to $20,000,000 on September 24, 1999, under the existing $25,000,000 credit facility. This reflects a $6,000,000 increase from the previous $14,000,000 borrowing base and a $10,000,000 increase from the initial $10,000,000 borrowing base. The Company's borrowing base has increased as the proved reserve base has increased from 18.1 Bcf at January 1, 1999, to 56.1 Bcf at September 1, 1999.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     During October 1999, the Company completed the public offering of 4,025,000 shares of the Company's common stock at a price to the public of $11.125 per share, of which 2,775,000 shares were sold by the Company and 1,250,000 shares were sold by the Company's largest shareholder, RIS Resources International Corporation. RIS is a Vancouver, British Columbia based company that was a venture stage investor in Pennaco. Following the offering, RIS continues to own 1,250,000 shares of the Company's common stock, subject to a 180 day lock-up agreement. The size of the offering was increased from 3,000,000 shares to 3,500,000 shares due to demand for the Company's common stock. The underwriters' exercised the over-allotment option whereby the Company sold 525,000 shares of its common stock at $11.125 per share. Net proceeds to the Company after underwriting discounts and commissions but before expenses, including the over-allotment option, totaled $29,020,000. The Company plans to use the net proceeds of the offering, to repay amounts outstanding under the Company's credit facility and to fund its continuing drilling and lease acquisition program, as well as for general corporate purposes.

     Should the Company's cash flow from operations or availability under its revolving credit agreement be insufficient to satisfy its planned capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as discussed below.

  Commodity Price Risk

     The Company produces natural gas and as a result, the Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company enters into long-term contracts and uses a hedging strategy. Under its hedging strategy, the Company enters into energy swaps and uses other financial instruments. The Company uses the hedge or deferral method of accounting for these activities and as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities.

     Long-term Sales Contracts. As of September 30, 1999, all of the Company's natural gas production was sold under three long-term sales contracts. One agreement was for 5,000 MMBtu per day at a fixed price of $1.55 per MMBtu, with a term expiring March 31, 2000. Another agreement was for 5,000 MMBtu per day at an index price less $0.38 per MMBtu, with a term expiring March 31, 2000.
The third agreement was for 5,320 MMBtu per day at an index price less $0.15 per MMBtu for the period from September 1, 1999, through March 31, 2000.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     Hedging Program. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. Swaps are generally settled on a monthly basis. As of September 30, 1999, the Company had a swap in place for 5,000 MMBtu per day at a fixed price of $2.005 per MMBtu which expires on March 31, 2000.

  Interest Rate Risk

     The Company's exposure to changes in interest rates results from borrowing with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates.

Year 2000

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year rather than the year 2000. This could result in a major system failure or miscalculations.

     The Company believes that the Year 2000 problem will not pose material operational problems, and that the Company is adequately prepared for the Year 2000. The Company's computer software provider has provided assurance that all of the Company's software is Year 2000 compliant and will function properly in the year 2000 and beyond. To the Company's knowledge after investigation, the Company does not have any material Year 2000 problems presented by imbedded chips, such as microchips in an electronic control system. Because the Company believes that it has no material internal Year 2000 problems, it has not and does not expect to incur material expenditures to address Year 2000 problems.
It is the Company's policy to continue to review the Year 2000 compliance of its suppliers, natural gas purchasers, and service providers; however, this monitoring does not involve a significant cost to the Company.

     In addition, the Company has contacted its major vendors and is in the process of obtaining either oral or written assurances that they have no material Year 2000 problems. In the event that one or more of the Company's vendor-provided systems were to have a material Year 2000 problem, the Company believes that the most reasonably likely worst case scenario would be a temporary delay in revenue collection caused by an interruption in computerized billing, which would have no substantial long-term impact on the Company' ability to conduct operations. It is unlikely there would be an interruption in the actual flow of the Company's natural gas production.

PART II.  OTHER INFORMATION
          -----------------


Item 2.  Changes in Securities and use of Proceeds

          On September 3, 1999, the Company filed a Registration Statement on Form S-1 (File No. 333-86547) relating to a public offering of its common stock. On October 14, 1999, the registration statement on Form S-1 was declared effective. The Company sold 2,250,000 shares, and RIS Resources International Corporation, the Company's largest stockholder, sold 1,250,000 shares of common stock in the offering, which closed on October 20, 1999. The public offering price was $11.125 per share of common stock, and the underwriting discount and commissions were $0.668 per share of common stock. The proceeds from the offering, after deducting the underwriting discount and commissions but before deducting expenses associated with the offering, to the Company were $23.5 million. The proceeds, after deducting the underwriting discount but before deducting expenses, to RIS Resources International Corporation were $13.1 million. The net offering proceeds to the Company, after deducting the underwriting discount and expenses, were $23.3 million.

          On October 26, 1999, the underwriters for the offering exercised the over-allotment option granted to them by the Company in connection with the offering. On October 28, 1999, the Company sold an additional 525,000 shares of common stock at a public offering price of $11.125 per share resulting in proceeds, after deducting the underwriting discount and commissions, to the Company of $5.5 million.

          The Company plans to use the net proceeds of the offering i) to repay outstanding indebtedness under the Company's credit facility that was incurred to acquire additional leasehold interests in the Powder River Basin and fund drilling operations; ii) to fund future leasehold acquisitions; iii) to fund planned exploration and development activities in the Powder River Basin; and iv) for general corporate purposes.

          The managing underwrites for the offering in the United States were Bear, Stearns & Company Inc.; A.G. Edwards & Sons, Inc.; Howard, Weil, Labouisse, Friedrichs Incorporated; and Hanifen, Imhoff Inc.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits
          27 Financial Data Schedule

   (b)    Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended September 30,1999.

                                  SIGNATURES

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENNACO ENERGY, INC.



October 29, 1999              By: /s/ Paul M. Rady
                       -----------------------------------
                       Paul M. Rady, President and Chief
                       Executive Officer



October 29, 1999              By: /s/ Glen C. Warren, Jr.
                       -----------------------------------
                       Glen C. Warren, Jr., Executive Vice President
                          and Chief Financial Officer
                       (Principal Financial and Accounting Officer)



October 29, 1999              By: /s/ Charles E. Brammeier
                       -----------------------------------
                       Charles E. Brammeier, Controller