Form 10KSB
period 1999-12-31
PENNACO ENERGY INC
filed 2000-03-21
CIK 1069845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

          [X]  ANNUAL REPORT UNDER SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1999

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


      Issuer's telephone number: (303) 629-6700

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
     Yes  X      No___
        -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant had operating revenues of $4,550,000 for fiscal year ended December 31, 1999.

As of March 10, 2000, the aggregate market value of the 15,652,971 shares of voting stock held by non-affiliates of the registrant was approximately $176,096,000 based upon the closing price of the Common Stock on March 10, 2000 of $11.25 per share.

As of March 10, 2000 there were 18,877,690 shares of the Company's common stock outstanding.

The information called for by Part III of this form 10-KSB (Items 9, 10, 11 and 12) is incorporated by reference to the Company's Proxy Statement.

Transitional Small Business Disclosure Format.  (Check One):  Yes______ No   X
                                                                           -----

                             PENNACO ENERGY, INC.

                                  FORM 10-KSB
                  For the Fiscal Year Ended December 31, 1999



                               TABLE OF CONTENTS


                                                      PART I
                                                      ------


                                                                                                              Page
                                                                                                              ----
Item 1.  Description of Business..........................................................................       3
Item 2.  Description of Property..........................................................................      20
Item 3.  Legal Proceedings................................................................................      28
Item 4.  Submission of Matters to a Vote of Security Holders..............................................      28

                                                     PART II
                                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.........................................      29
Item 6.  Management's Discussion and Analysis of Financial Condition......................................      30
Item 7.  Financial Statements.............................................................................      33
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............      55



                                                    PART III
                                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act................................................................      56
Item 10. Executive Compensation...........................................................................      59
Item 11. Security Ownership of Certain Beneficial Owners and Management...................................      59
Item 12. Certain Relationships and Related Transactions...................................................      59
Item 13. Exhibits and Reports on Form 8-K.................................................................      59

                                    PART I



Item 1. Description of Business

     Pennaco Energy, Inc. ("Pennaco," "we," "our," "us," or the "Company") is an independent energy company entirely focused on the exploration, development, acquisition, and production of natural gas from coal bed methane properties located in the Powder River Basin of northeastern Wyoming and southeastern Montana. Pennaco is one of the largest holders of oil and gas leases covering coal bed methane properties in the Powder River Basin and the Company believes it is the only publicly traded company focused solely on coal bed methane development in the Powder River Basin. Currently, the Powder River Basin has the highest level of drilling activity of any onshore basin in the United States. Pennaco was the most active coal bed methane operator in the Powder River Basin in 1999 with 473 gross wells drilled and operated by the Company, based on State of Wyoming Oil and Gas Commission information.

     As of December 31, 1999, the Company owned oil and gas lease rights with respect to approximately 743,600 gross acres (348,800 net acres) in the Powder River Basin. Of these amounts, 644,000 gross acres (275,000 net acres) represent the Company's portion of the acreage contained in the Area of Mutual Interest ("AMI") that the Company shares with CMS Oil and Gas Company ("CMS"). The Company has leasehold interests covering 99,600 gross acres and 73,800 net acres outside the AMI, the majority of which are located near the town of Gillette, Wyoming and referred to as the Gillette Area.


Business Activities

     On November 15, 1998, the Company initiated its drilling program and had drilled 594 gross (454 net) wells by December 31, 1999 of which 32 gross (28 net) wells were drilled in 1998 and 562 gross (426 net) wells were drilled in 1999. Of these wells, 293 gross (250 net) wells were producing, and 301 gross (204 net) wells were shut-in but capable of producing or were in various stages of completion, dewatering, testing or connection to a pipeline. As of December 31, 1999 the Company has drilled 440 gross wells in its Gillette Area with an average 86% working interest and 154 gross wells in the AMI with an average 50% working interest. The Company operates all of the 440 wells drilled in its Gillette Area and 65 of the 154 wells drilled in the AMI.

     The Company's estimated net proved reserves as of January 1, 2000, were
101.5 billion cubic feet ("Bcf") of natural gas, an 83.4 Bcf increase from the
18.1 Bcf of estimated net proved reserves reported as of January 1, 1999. The present value of estimated future net revenues, before income taxes, as of January 1, 2000, totaled $74.6 million, using a 10% discount rate and a December 31, 1999 natural gas price of $2.12 per thousand cubic feet ("Mcf") (CIG Rocky Mountain spot price) held constant.

          As of March 10, 2000 the Company's net working interest production was approximately 52 million cubic feet ("MMcf") per day, or 38 MMcf per day net after royalty interests and fuel, from 344 producing wells.


Business Strategy

          The Company's objective is to build an exploration and production company focused on creating value for its stockholders through profitable per share growth in reserves, production and cash flow. The Company is implementing this strategy as follows:

 .    Focus activities in the Powder River Basin coal bed methane project. During
     1998 and 1999, the Company drilled a total of 454 net coal bed methane wells. Pennaco has identified in excess of 1,800 additional net drilling locations on portions of its acreage based on drilling results to date, of which approximately 53% are located outside the AMI, primarily in its Gillette Area, and 47% are in the AMI. Approximately 56% of these drilling locations are on fee or state leases and 44% are located on federal leases. The Company currently anticipates drilling over 500 net wells during 2000. The actual number of wells the Company drills will depend on its future operating results, availability of capital and the ability to obtain the requisite regulatory approvals from state and federal agencies.

 .    Maintain low cost drilling program. The Company's coal bed methane wells in the Powder River Basin have generally been 350 to 900 feet deep, have typically taken two to three days to drill and complete and have cost between $30,000 and $60,000 per well, including costs for water discharge facilities. In comparison to conventional oil and gas wells, Powder River Basin coal bed methane wells can be characterized by their low capital cost and short drilling time frame. Pennaco added 86.1 Bcf of proved reserves during 1999, before production of 2.7 Bcf during the year, at a finding and development cost of $0.21 per Mcf, one of the lowest among U.S. publicly traded exploration and production companies. Pennaco's finding and development cost calculation for 1999 is based upon capital spending of $18.0 million associated with properties which were added to the Company's proved reserve base during 1999. Such capital spending includes costs of drilling, completion, water discharge facilities and leasehold interests.

 .    Concentrate on lower risk development and exploration. The Company believes at by focusing its capital budget on development drilling, it reduces its risk of drilling wells that will not produce natural gas in commercial quantities. Prior to making a significant capital investment in development drilling in unproved areas, the Company typically drills a five to ten-well pilot project. The Company completed approximately thirteen pilot or exploratory projects during 1999.

 .    Acquire additional property interests that add to near term drilling inventory. Through December 31, 1999, the Company has acquired leasehold interests covering approximately 609,800 net acres in the Powder River Basin for $39.9 million, with an average acquisition cost of $65 per acre. The Company has sold a total of 261,000 net acres of this acreage to CMS. The company believes that ownership of coal bed methane properties in the Powder River Basin will continue to be consolidated by the larger leasehold owners in the basin resulting in more efficient development and production operations. The Company intends to continue to be one of the leaders in this consolidation. While the costs to acquire leasehold interests in the Powder River Basin have increased, the Company believes that attractive lease acquisition opportunities are still available.

 .    Focus on upstream operations to minimize capital costs. The Company intends to focus its capital spending and management resources on areas with higher potential returns, such as drilling, well completion, production and lease acquisition activities, while outsourcing the gas gathering, compression and transportation functions. The Company believes this will be a more efficient use of its funds, which will allow the Company to maintain a rapid rate of development of its properties.

 .    Maintain control of operations. The Company had an average 76% working interest in all its wells drilled as of December 31, 1999. The Company's objective is to maintain a minimum 50% working interest in its Powder River Basin leases and wells. The Company operates all of its 440 wells drilled as of December 31, 1999, in the Company's Gillette Area and, in accordance with the Company's agreement with CMS, approximately one-half of the 154 wells drilled in the AMI. By operating a majority of its producing properties, the Company believes it has greater control over the Company's expenses and the timing of its exploration and development operations.


CMS Transaction

          On October 23, 1998, the Company entered into a definitive agreement with CMS Oil and Gas Company, under which CMS acquired an undivided 50% working interest in approximately 492,000 net acres of the Company's leasehold position in the Powder River Basin for approximately $28 million. The Company acquired that portion of the leasehold position for approximately $7 million in 1998. Since the announcement of the Company's agreement with CMS, the jointly owned leasehold contained in the AMI has increased from 492,000 net acres to approximately 550,0000 net acres through additional lease acquisitions. The CMS agreement provides that Pennaco and CMS will each operate approximately 50% of the wells to be drilled in the AMI. All the production from leases in the AMI is dedicated to affiliates of CMS for gathering, compression and transportation.

          Under the terms of the agreement, the Company will receive approximately $.5 million from CMS upon the transfer of 15,500 net acres acquired by the Company in the AMI since the announcement of the transaction. The acreage data used throughout this document assumes that the transfer of these 15,500 net acres has been completed. The agreement provides for a preferential purchase right to the other party in the event either CMS or Pennaco attempts to sell a portion of its interest in the acreage covered by the agreement. There is no preferential purchase right in the event that either party enters into a merger, reorganization or consolidation.


Gas Gathering, Compression and Transportation

          The Company plans to continue to focus its capital spending and management resources on leasehold acquisitions, drilling, well completion and production activities rather than gas gathering, compression and transportation operations. Accordingly, the Company is utilizing third party gathering services to gather, compress and transport its natural gas from the wellhead to market in return for gathering and compression fees.

     The Company has entered into an agreement with Bear Paw Energy under which Bear Paw Energy will construct, own and operate gas gathering systems as well as provide gas gathering and compression services to Pennaco in the South Gillette, North Gillette and Bonepile projects located in the Company's Gillette Area. Under the terms of the agreement, Bear Paw Energy will charge Pennaco a fixed fee per Mcf to gather, compress and transport its natural gas production from the wellhead to various delivery points. The fee varies by delivery point and amount of compression. Bear Paw Energy's gathering system is required to meet various performance standards, and Bear Paw is subject to penalties for underperformance. If Bear Paw Energy elects not to connect a particular well or group of wells, the Company has the right to either construct the gathering system or allow a third party to do so.

     The Company expects that it will have the ability to move its gas production to market on an unrestricted basis until the Gillette Area gas production reaches approximately 100 MMcf per day. There are three primary takeaway points in the Gillette Area. First, Bear Paw Energy's Antelope Valley Compressor Station which opened in December 1999, has 40 MMcf per day of takeaway capacity and is expected to be expanded to 80 MMcf per day as production from the Gillette Area increases. The Antelope Valley facility delivers gas on an interruptable basis to the Fort Union Gas Gathering Pipeline. The other takeaway points, as discussed below, are Kinder Morgan's Coal Seam Booster Compressor Station which delivers gas production to the Thunder Creek Gas Gathering Pipeline and Western Gas Resources' Dopplebach Compressor Station which delivers gas production to the MIGC pipeline.

     On March 30, 1999, Pennaco and CMS announced that Pennaco has entered into a gas gathering contract with an affiliate of CMS. Under this contract, the affiliate will provide gas gathering services to Pennaco and CMS within the AMI, which excludes the Company's Gillette Area. Under the terms of a 20-year contract, the Company will be charged a fixed fee per Mcf for the gathering, compression and transportation of its natural gas production from each central metering facility located adjacent to each pod, typically 15 to 30 producing wells, to the Fort Union gas gathering system. The fee varies by well location within the AMI. The gathering system is required to meet various performance measures subject to penalties for underperformance. If the gatherer elects not to connect a particular well or group of wells, the Company has the right to connect the well or wells at its own cost and adjust the fixed fee accordingly or allow a third party to do so.

     Pennaco's ability to market its gas production from the Gillette Area and the Northern Fairway Area has been greatly enhanced due to the opening of several new pipelines and gathering facilities. Previously, only two pipelines were available to transport coal bed methane gas out of the Powder River Basin. The MIGC pipeline, which is operated by Western Gas Resources, has recently undergone a 40 MMcf per day expansion to 130 MMcf per day. The MIGC line runs south through the eastern side of the Powder River Basin to interconnect with two interstate pipelines near Glenrock, Wyoming. A subsidiary of MDU Resources operates the 42 MMcf per day Williston Basin Interstate pipeline which runs northeast from Recluse, Wyoming to local markets throughout eastern Montana and North Dakota and interconnects with the Northern Border pipeline, an interstate pipeline which travels southeast to the Chicago markets.

     Four new pipelines have recently been completed to transport additional natural gas from the Powder River Basin. On December 23, 1998, CMS Gas Transmission and Storage, Enron Capital and Trade Resources Corporation, Western Gas and Colorado Interstate Gas Company, a subsidiary of The Coastal Corporation, jointly announced the formation of Fort Union Gas Gathering, LLC ("Fort Union"). The Fort Union pipeline is a 106-mile, 24-inch gathering pipeline which began operations on September 1, 1999. Fort Union has an initial capacity of approximately 450 MMcf per day of and can be expanded with additional compression to 700 MMcf per day. The Fort Union line moves gas from the center of the Powder River Basin to interstate pipeline interconnects near Glenrock, Wyoming.

     In September 1998, Kinder Morgan, Inc. and Devon Energy Corporation announced the formation of Thunder Creek Gas Services LLC ("Thunder Creek"). The Thunder Creek pipeline is a 126-mile, 24-inch gathering pipeline which began operations on September 1, 1999. The new pipeline has an initial capacity of approximately 450 MMcf per day of natural gas, and can be expanded with additional compression to 700 MMcf per day. The Thunder Creek pipeline moves gas from the center of the Powder River Basin to multiple interstate pipelines near
Douglas, Wyoming.   Both Fort Union and Thunder Creek connect to the KNI, Pony
Express, WIC Powder River Lateral and Medicine Bow Lateral pipelines.

     Wyoming Interstate Gas Company, a subsidiary of The Coastal Corporation, has constructed a new 143-mile, 24-inch natural gas pipeline known as the Medicine Bow Lateral from Glenrock to Cheyenne, Wyoming where the line interconnects with several interstate pipelines which serve the mid-continent and west coast regions of the U.S. as well as the central Colorado markets. The Medicine Bow Lateral began operations in December 1999. The pipeline has capacity of 260 MMcf per day of natural gas and can be expanded with additional compression to over 400 MMcf per day.

     In the Northern Fairway Area, gas production moves south on the Bighorn Gas Gathering Pipeline (formerly known as the Northern Header), a 250 MMcf per day pipeline which opened in December 1999 and connects at its southern terminus with the Fort Union pipeline. Bighorn Gas Gathering, LLC ("Bighorn") is owned by CMS Field Services, Northern Border Partners and Enron Corporation. Bighorn has announced plans to expand its pipeline system north into the Company's Border Area and west into the Company's Sheridan Area.

     The Company has entered into a ten-year firm transportation agreement with Western Gas Resources ("Western Gas"). Under the terms of the agreement, Western Gas will compress and transport 10 MMcf per day of the Company's natural gas delivered by Bear Paw Energy to the Doppelbock compressor station located southwest of its Gillette Area through the MIGC Pipeline to the interconnect with the Williston Basin Interstate pipeline at Recluse, Wyoming for a fixed fee per Mcf. The Company has dedicated a portion of its acreage in its Gillette Area to Western Gas Resources' transportation system in connection with this agreement.

     Pennaco has entered into a five-year firm transportation agreement with Thunder Creek to transport 10 MMcf per day of gas on the Thunder Creek Pipeline in return for an acreage dedication in the Company's Gillette Area. Thunder Creek began transporting the Company's natural gas, for a fixed fee per Mcf, on September 4, 1999, at 4.3 MMcf per day which increased to 10 MMcf per day firm commitment beginning November 1, 1999. The agreement expires in September 2004. Thunder Creek takes the Company's natural gas at the Coal Seam Booster located in the Company's Gillette Area and transports the natural gas down the Thunder Creek gathering pipeline to multiple pipeline interconnects located near Glenrock, Wyoming.

     The Company has entered into a thirteen-year firm transportation agreement with Colorado Interstate Gas Company, an affiliate of The Coastal Corporation, to transport gas on the Medicine Bow Lateral pipeline. The initial 6 MMcf per day firm commitment beginning in December 1999 escalates monthly at 250 Mcf per day reaching 15 MMcf per day in years four through ten of the agreement, then declines monthly beginning in year eleven to 3 MMcf per day for year thirteen.

     The Company has entered into a ten-year interruptible transportation agreement with a pipeline affiliate of CMS to transport all of the Company's natural gas produced in the AMI through the Fort Union pipeline to the Medicine Bow Lateral. The Company has the option to convert up to 50% of its average monthly production from the AMI over the trailing calendar year, to up to 30 MMcf per day, to a firm transportation basis.


Gas Marketing and Customers


     The Company is currently a party to four long-term natural gas sales contracts. The agreements with Interenergy Resources Corporation and Montana-Dakota Utilities Co. are each for 5,000 million British thermal units ("MMBtu") per day (approximately 5 MMcf per day). Each of these contracts has a one-year term beginning April 1, 1999 and terminating March 31, 2000. The third contract is with Aquila Energy Marketing Corporation for 5,320 MMBtu per day. The contract began on September 1, 1999, and extends until March 31, 2000. The fourth contract is with Black Hills Power and Light for up to 9,000 MMbtu per day at an indexed-base price. The 12 year contract will supply gas for a new gas fired peaking generator facility which is under construction near Gillette, Wyoming. The balance of the Company's gas production is sold on a spot basis for 30 days or less.


Competition


     The Company competes with a number of other potential purchasers of oil and gas leases and producing properties, many of which have greater financial resources. The bidding for oil and gas leases has become particularly intense in the Powder River Basin with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the Company's ability to acquire additional oil and gas leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. The Company cannot guarantee that there will be a sufficient number of suitable oil and gas leases available for acquisition or that the Company can sell oil and gas leases or obtain financing for or participants to join in the development of prospects.

     In addition to competition for leasehold acreage in the Powder River Basin, the oil and gas exploration and production industry is intensely competitive as a whole. The Company competes against well-established companies that have significantly greater financial, marketing, personnel and other resources than Pennaco.

Regulation


General

     The Company's operations are affected by numerous governmental laws and regulations including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. Changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to Pennaco, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.


Operations Under Federal or State Leases

     The Company's operations under federal or state oil and gas leases will be subject to a number of restrictions. These operations are subject to a variety of on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, or BLM, Minerals Management Service, the Wyoming Department of Environmental Quality and other agencies. In order to drill wells in Wyoming on federal, state or privately-owned land, the Company is required to file an Application for Permit to Drill with the Wyoming Oil and Gas Commission. Drilling on acreage controlled by the federal government requires the filing of a similar application with the BLM. While the Company has been able to obtain required drilling permits to date, the Company cannot guarantee that permitting requirements will not adversely effect the Company's ability to complete its drilling program at the cost and in the time period currently anticipated.

     Drilling on federal lands in a large portion of the Powder River Basin is currently limited until the completion of an environmental impact statement, or EIS, by the BLM. The number of drilling permits allowed on federal lands subject to the EIS are limited until the EIS is complete. This limitation could adversely affect the Company's ability to drill on federal lands. Approximately 50% of the Company's leases are comprised of federal acreage.

     An EIS was completed in November 1999 but will only allow the issuance of approximately 800 to 1,000 drilling permits to the oil and gas industry on federal lands. Pennaco estimates that it will receive approximately 100 of these permits over the next several months. A new EIS will soon be initiated to allow the drilling of wells on federal lands beyond the limits of the existing EIS. The BLM estimates that the new EIS will require approximately 18 months to complete and is likely to begin in the second quarter of 2000. The BLM also estimates that the new EIS, when completed, will allow the drilling of 15,000 to 30,000 wells on federal, state and fee lands in the Powder River Basin.

     The BLM has also initiated an environmental assessment, or EA, which is expected to allow the drilling of up to 1,500 wells on federal lands in the Powder River Basin for the purpose of preventing the drainage of natural gas from federal lands by producing wells on fee or state lands. The BLM estimates that the EA will be completed in the fourth quarter of 2000. The Company cannot provide any assurance as to the ultimate completion date of the new EIS or EA or that, when completed, the new EIS and EA will permit the Company to develop wells according to its current plans.


Transportation and Sale of Natural Gas

     The FERC regulates interstate natural gas pipeline transportation rates as well as the terms and conditions of service. FERC's regulations effect the marketing of natural gas produced by us, as well as the revenues the Company receives for sales of natural gas. In 1985, the FERC adopted policies that make natural gas transportation accessible to natural gas buyers and sellers on an open-access, nondiscriminatory basis. The FERC issued Order No. 636 on April 8, 1992, which, among other things, prohibits interstate pipelines from making sales of gas tied to the provision of other services and requires pipelines to "unbundle" the services they provide. This has enabled buyers to obtain natural gas supplies from multiple sources and secure independent delivery service from the pipelines. All of the interstate pipelines subject to FERC's jurisdiction are now operating under Order No. 636, open access tariffs. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking regarding the regulation of short term natural gas transportation services. FERC proposes to revise its regulations to require all available short term capacity (including capacity released by shippers holding firm entitlements) to be allocated through an auction process. FERC also proposes to require pipelines to offer additional services under open access principles, such as "park and loan" services if possible under the pipeline's operational constraints. In a related initiative, FERC issued a Notice of Inquiry on July 29, 1998, seeking input from natural gas industry participants and affected entities regarding many aspects of the regulation of interstate natural gas transportation services. Among other things, FERC is seeking input on whether to retain cost-based rate regulation for long-term transportation services, potential changes in the manner in which rates are designed, and the use of index driven or incentive rates for pipelines. The July 29, 1998, Notice of Inquiry may lead to a subsequent Notice of Proposed Rulemaking to further revise FERC's regulations.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on its operations. The natural gas industry historically has been closely regulated. Accordingly, the Company cannot guarantee that the regulatory approach currently pursued by the FERC and Congress will continue indefinitely into the future.


Production

     The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Wyoming and Montana have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Additionally, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.


Environmental Regulations

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, will affect the Company's operations and costs. In particular, the Company's exploration, development and production operations, its activities in connection with storage and transportation of liquid hydrocarbons and the Company's use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. Because coal bed methane wells typically produce significant amounts of water, the Company is required to file applications with state and federal authorities, as applicable, to enable it to dispose of water produced from its wells. While the Company has been able to obtain required water disposal permits for wells drilled to date, the Company cannot guarantee that permitting requirements will not negatively affect its ability to complete the Company's drilling and development program at the cost and in the time period currently anticipated. The Wyoming Department of Environmental Quality has imposed effluent limitations that would not allow water produced from drilling operations to be discharged on surrounding acreage. The Company and other companies in the industry are currently seeking changes in permit requirements that would allow the Company to discharge water into surface drainages. If these changes are not made, it may be necessary to install and operate evaporators or drill disposal wells to reinject the produced water back into underground sedimentary horizons adjacent to the coal seams.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, which is commonly referred to as CERCLA and is also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may generate waste that may fall within CERCLA's definition of a "hazardous substance." The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

     The Company may own or lease properties that have been used for the exploration and production of hydrocarbons in the past. Many of these properties will have been owned by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. These properties and wastes disposed thereon may be subject to CERCLA and analogous state laws. Under these laws, the Company could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including contaminated groundwater; or to perform remedial plugging operations to prevent future contamination.

Employees

     As of December 31, 1999, the Company had 30 full-time employees and utilized the services of approximately 30 consulting geologists, engineers, and lease acquisition professionals. The Company plans to hire additional employees as needed.


Predecessor Entities

     The Company was formed under the laws of the State of Nevada on January 26, 1998, to engage in the business of oil and gas exploration, production and marketing. The original predecessor of Pennaco was incorporated on March 12, 1985 as VCI Video Communications, Inc. in the Province of British Columbia and subsequently changed its name to AKA Video Communications, Inc. ("AVCI"). On March 25, 1996 the shareholders of AVCI agreed to exchange all AVCI shares for shares of International Metal Protection, Inc. ("IMP"), Pennaco's immediate predecessor. After said exchange AVCI became inactive and the Directors and shareholders approved the windup of AVCI. IMP was incorporated on March 5, 1996, in the State of Wyoming. Following an exchange of all the IMP outstanding shares in a share for share exchange with Pennaco, IMP was dissolved in February of 1998. The Company is the sole surviving entity of the reorganization.


Risk Factors

We are a new company with a limited operating history. We may not achieve our business goals.

     We are a new company and had no revenues until April 1999. We are subject to all the risks inherent in the development of a new business. Consequently, there is a limited operating history upon which to base an assumption that we will be able to successfully implement our business plans and we may not achieve our business goals.


We depend on gas gathering, compression and transportation facilities to move our production to market and we cannot guarantee that these facilities will be available when needed or that we will have access to these facilities when needed. If these facilities are not available, we will be unable to sell the natural gas we have produced.

     The marketability of our natural gas production depends in part on the availability, proximity and capacity of gas gathering and compression systems, pipelines and if necessary, processing facilities. To accommodate the amount of gas expected to be produced in the area, existing pipelines must eventually be expanded. The expansion of pipeline capacity in the area is likely to require significant capital outlays by the pipeline companies and the related plans and specifications are subject to government regulatory review, permits and approvals. This approval process may result in delays in the commencement and completion of any pipeline construction project. Our ability to market our natural gas production could also be limited because much of our gas production is transported on an interruptible basis and, therefore, the transporter could unilaterally elect to stop transporting our natural gas due to lack of available capacity. We cannot guarantee that our wells will not be shut-in for significant periods of time due to the lack of capacity in existing pipelines or an interruption in the transportation we have contracted for. Further, we cannot guarantee that existing pipeline capacity will be expanded on a timely basis or that we will be permitted to transport any volumes on these pipelines.


Estimates of oil and gas reserves are uncertain and inherently imprecise. Our actual reserves could be materially less than the estimates included in this document.

     This document contains estimates of our proved natural gas reserves and the estimated future net revenues from these reserves. These estimates are based upon various assumptions, including assumptions relating to natural gas prices, drilling and operating expenses, capital expenditures, taxes and the availability of funds. The process of estimating natural gas reserves is complex. This process requires significant judgment in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Because of the limited amount of performance data currently available for our wells, the potential for future reserve revisions, either upward or downward, is significantly greater than normal.

     Actual future production, natural gas prices, revenues, operating expenses, taxes, development expenditures and quantities of recoverable natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues set forth in this document. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas prices and other factors, many of which are beyond our control.

     At January 1, 2000, approximately 31% of our estimated proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

     You should not assume that the present value of future net cash flows referred to in this document is the current market value of our estimated natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with Pennaco or the oil and gas industry in general will affect the accuracy of the 10% discount factor.


Compliance with environmental laws and regulations could limit our drilling activities and increase our costs to operate. In turn, this could adversely affect our development program.

     Currently, the Wyoming Department of Environmental Quality has restrictive regulations applying to the surface disposal of water produced from our drilling operations. We, along with other companies in the industry, are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water into the surface drainages. If these changes are not made, it may be necessary to install and operate treatment facilities or to drill disposal wells to reinject the produced water back into underground sedimentary formations adjacent to the coal seams. In the event we are unable to obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will increase. These costs could have a material adverse effect on some of our operations in this area, including potentially rendering future production and development in these affected areas uneconomic.

     Drilling on federal lands in a large portion of the Powder River Basin is currently limited until the completion of an environmental impact statement, or EIS, by the BLM. The number of drilling permits allowed on federal lands subject to the EIS are limited until the EIS is complete. This limitation could adversely affect our ability to drill on federal lands. Approximately 50% of our leasehold is comprised of federal acreage.

     An EIS, the Existing EIS, was completed in November 1999 but will only allow the issuance of approximately 800 to 1,000 drilling permits on federal lands. Pennaco estimates that it will receive approximately 100 of these permits over the next several months. The new EIS will allow the drilling of wells on federal lands beyond the limits of the Existing EIS. The BLM estimates that the new EIS, which began in the first quarter of 2000, will require approximately 18 months to complete. The BLM also estimates that the new EIS, when completed, will allow the drilling of 15,000 to 30,000 wells on federal, state and fee lands in the Powder River Basin before further drilling on federal lands is restricted. Finally, there can be no assurance that the BLM will issue new drilling permits on federal lands, once the new EIS is complete, at a pace that will allow the Company to meet its drilling and growth objectives.

     The BLM has also initiated an environmental assessment, or EA, which is expected to allow the drilling of up to 1,500 wells on federal lands in the Powder River Basin for the purpose of preventing the drainage of natural gas from federal lands by producing wells on adjoining fee or state lands. The BLM estimates that the EA will be completed in the fourth quarter of 2000. We cannot provide any assurance as to the ultimate completion date of the EIS or EA or that, when completed, the new EIS and EA will permit us to develop wells according to our current plans.

     We could face significant liabilities to governmental agencies and third parties for discharging oil, natural gas or other pollutants into the air, soil or water, and be required to spend substantial amounts on investigations, litigation and remediation. We cannot be certain that existing environmental laws or regulations, as interpreted now or in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition or that we will not face material indemnity claims with respect to properties we own.


Our industry is subject to extensive regulation which may increase our costs.

          Our business is subject to substantial regulation under local, state and federal laws relating to the exploration for, and the development, production, marketing, pricing, transportation and storage of natural gas, as well as environmental and safety matters. New laws or regulations, or changes to current requirements, could have a material adverse effect on our business. In the past, prices of natural gas have been controlled by governmental regulation and there can be no assurance that price controls will not be implemented again.


Depressed prices for natural gas would affect our business.

          Our revenues, operating results, profitability, future rate of growth and the carrying value of our properties depend heavily on prevailing market prices for natural gas. We expect the markets for natural gas to continue to be volatile. Any substantial or extended decline in the price of natural gas would have a material adverse effect on our financial condition and results of operations. A decline could reduce our cash flow and borrowing capacity, as well as the value and quantity of its natural gas reserves. Various factors beyond our control will affect prices of natural gas, including:

     .    domestic supplies of natural gas;

     .    domestic economic conditions;

     .    marketability of production;

     .    the level of consumer demand;

     .    the price, availability and acceptance of alternative fuels;

     .    the availability of pipeline capacity;

     .    weather conditions; and

     .    actions of federal, state, local and foreign authorities.

          These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas.


We face risks related to title to the leases we enter into that may result in additional costs and affect our operating results.

          It is customary in the oil and gas industry to acquire a leasehold interest in a property based upon a preliminary title investigation. If the title to the leases we plan to acquire is defective, we could lose the money already spent on acquisition and development, or incur substantial costs to cure the title defect. Our oil and gas leases give us the right to develop and produce oil and gas from the leased properties. It is possible that the terms of our oil and gas leases may be interpreted differently depending on the state in which the property is located. For instance, royalty calculations can be substantially different from state to state, depending on each state's interpretation of lease language concerning the costs of production. We cannot guarantee that there will be no litigation concerning the proper interpretation of the terms of our leases. Adverse decisions in such litigation could result in material costs or the loss of one or more leases.


We face competition from other companies in the exploration and development of natural gas and for the acquisition of suitable leasehold interests. This competition could result in an increase in our costs to acquire leasehold interests and/or reduce the margins we achieve on sales of natural gas.

     Competition to acquire leasehold interests, as well as competition in the oil and gas exploration and production industry as a whole, is intense. We compete with a number of companies that possess greater financial, marketing, personnel, and other resources than are available to us. Different companies evaluate potential acquisitions differently. This results in widely differing bids. If other bidders are willing to pay higher prices than we believe are supported by our evaluation criteria, then our ability to acquire prospects could be limited. Low or uncertain prices for leasehold interests could cause potential sellers to withhold or withdraw properties from the market. In such an environment, we cannot guarantee that there will be a sufficient number of suitable prospects available for acquisition. We may also be limited in our options for developing prospects. As consolidation continues in the Powder River Basin we expect leasehold acquisition costs to increase. In this type of an environment, we will be required to acquire leasehold interests for costs that are greater than we have paid historically.


We may not be able to obtain adequate financing to execute our operating strategy.

     We will address our long-term liquidity needs through the use of bank credit facilities, the issuance of debt and equity securities, joint venture financing, production payments and the use of cash provided by operating activities.

     The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, natural gas prices and the market value and operating performance of Pennaco. We may be unable to execute our operating strategy if we cannot obtain capital from these sources.


Shut-in wells, curtailed production and other production interruptions may affect our ability to do business and result in decreased revenues.

     Our production may be curtailed or shut-in for considerable periods of time due to any of the following factors:

  .  a lack of market demand;

     .    government regulation;

     .    pipeline and processing interruptions;

     .    production allocations;

     .    equipment or manpower shortages;

     .    diminished pipeline capacity; and

     .    force majeure.

          These curtailments may continue for a considerable period of time resulting in a material adverse effect on our results of operations and financial condition.


We are subject to operating risks that may not be covered by our insurance.

          The exploration for and production of natural gas involves certain operating hazards, such as:

     .    well blowouts;

     .    craterings;

     .    explosions;

     .    uncontrollable flows of natural gas or well fluids;

     .    fires;

     .    formations with abnormal pressures;

     .    pipeline ruptures or spills;

     .    pollution;

     .    releases of toxic gas; and

     .    other environmental hazards and risks.

          Any of these hazards could cause us to suffer substantial losses if they occur. We may also be liable for environmental damage caused by previous owners of the property we have leased. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate our funds available for acquisitions, exploration and development or cause us to suffer losses. In accordance with customary industry practices, we maintain insurance against some, but not all, risks and losses. We currently carry well control insurance as well as property and general liability insurance. We may elect to self-insure if our management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.

Exploratory drilling is an uncertain process with many risks.

          Exploratory drilling involves numerous risks, including the risk that we will not find any commercially productive natural gas reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

     .    unexpected drilling conditions;

     .    pressure or irregularities in formations;

     .    equipment failures or accidents;

     .    adverse weather conditions;

     .    compliance with governmental requirements; and

     . shortages or delays in the availability of drilling rigs and the delivery of equipment.

          Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate for activity within a particular area will not decline. Unsuccessful drilling activities could have a material adverse effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or that we will produce natural gas from them or any other potential drilling locations.

Hedging transactions may limit our potential gains.

          To manage our exposure to price risks in the marketing of our natural gas, we may enter into natural gas price hedging arrangements with respect to a portion of our current production. These arrangements may include futures contracts on the New York Mercantile Exchange. While intended to reduce the effects of volatile natural gas prices, these transactions may limit our potential gains if natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

     .    our production is less than expected;

     . there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

     . the counterparties to our future contracts fail to perform the contracts; or

     .    a sudden, unexpected event materially impacts natural gas prices.

The loss of key personnel could adversely affect our ability to operate.

     Our operations depend on a relatively small group of key management and technical personnel. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on Pennaco. We have entered into employment agreements with only two of our principal executive officers, Mr. Rady and Mr. Warren. Our future success will depend on our ability to attract and retain skilled management personnel.


Our shares that are eligible for future sale may have an adverse effect on the price of our stock.

     As of December 31, 1999, 18,813,344 shares of common stock were outstanding. In addition, options and warrants to purchase 4,024,978 shares are outstanding, of which 1,249,500 were exercisable at December 31, 1999. These outstanding options and warrants are exercisable at prices ranging from $1.25 to $11.13 per share. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of our equity securities.


We do not anticipate paying dividends in the foreseeable future.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Further, our ability to pay dividends is limited by our credit facility with US Bank.

Our articles of incorporation and bylaws have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment.

     Provisions in our articles of incorporation, bylaws and stockholders' rights plan and the provisions of the Nevada General Corporation Law may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. Our articles of incorporation provide for a classified board of directors. Our articles of incorporation also authorize our board of directors to issue preferred stock without stockholder approval and to set the rights, preferences, voting rights and other designations of those shares as the board may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

     On February 24, 1999, our board of directors adopted a stockholders' rights plan, under which uncertificated stock purchase rights were distributed to our stockholders at a rate of one right for each share of common stock held of record as of March 9, 1999. The rights plan is designed to enhance the board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire Pennaco by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover of Pennaco not supported by the board, including a takeover that may be desired by a majority of our stockholders or involving a premium over the prevailing stock price.

Item 2.  Description of Property

Operations

     The Company is entirely focused on the exploration, development, acquisition and production of natural gas from coal bed methane properties located in the Powder River Basin of northeastern Wyoming and southeastern Montana. The Company is one of the largest holders of oil and gas leases covering coal bed methane properties in the Powder River Basin and the Company believes it is the only publicly traded company focused solely on coal bed methane development in the Powder River Basin. Currently, the Powder River Basin has the highest level of drilling activity of any onshore basin in the United States. As of December 31, 1999, the Company owned oil and gas lease rights with respect to approximately 743,600 gross acres (348,800 net acres) in the Powder River Basin. Of these amounts, 644,000 gross acres (275,000 net acres) represent the Company's portion of the acreage contained in the Area of Mutual Interest that the Company shares with CMS Oil and Gas Company. The Company has leasehold interests covering 99,600 gross acres (73,800 net acres) outside the AMI, the majority of which are located in the Gillette Area.

Drilling Activity

     The Company drilled 562 gross (426 net) wells during 1999 and 32 gross (28 net) wells during 1998. The following table summarizes the number of development and exploration wells drilled which were determined to be either productive or non-productive during 1999 and 1998, all of which were natural gas wells located in the Powder River Basin. At December 31, 1999, the Company was drilling, completing, dewatering, or testing 268 gross (169 net) natural gas wells which are not included in the table below.

                                                                                            Period From
                                                                                             Inception
                                                                    Year                     (January 26,
                                                                    Ended                      1998) to
                                                            December 31, 1999/(3)/       December 31, 1998/(3)/
                                                            ----------------------       ----------------------
                                                               Gross         Net            Gross          Net
                                                               -----         ---            -----          ---
Development Natural Gas Wells: /(2)/
     Productive /(1)/..................................           276        251               24           20
     Non Productive....................................             -          -                -            -
                                                                  ---        ---              ---          ---
          Total........................................           276        251               24           20
                                                                  ---        ---              ---          ---

Exploratory Natural Gas Wells: /(2)/
     Productive /(1)/..................................            24         12                2            2
     Non-productive....................................             -          -                -            -
                                                                  ---        ---              ---          ---
          Total........................................            24         12                2            2
                                                                  ---        ---              ---          ---
Total Natural Gas Wells................................           300        263               26           22
                                                                  ===        ===              ===          ===

(1) Productive wells are producing wells and wells capable of production, including shut-in wells.

(2) Development wells are generally wells drilled within a proved area of a natural gas reservoir to the depth of a stratigraphic horizon known to be productive. Exploratory wells are generally wells drilled on the Company's pilot projects before confirmation of commercial production.

(3) "Gross" refers to the total wells in which the Company has an interest, and "net" refers to the gross wells multiplied by the percentage of working interest owned by the Company.

     The wells the Company has drilled to date have each taken an average of two to three days to drill. The total cost per well is approximately $30,000 to $60,000 to drill and complete. The drilling portion of the total per well cost is approximately $10,000 per well. Additionally, the cost to connect the wellbore to the pod where the gas is metered and compressed is approximately $15,000 to $20,000 per well including electrical and water discharge lines. In the North Gillette and South Gillette projects, Pennaco has outsourced to Bear Paw Energy to construct, own and operate gas gathering systems, as well as to provide gas gathering and compression services.

     The Company contracts with various parties for the provision of drilling services and is therefore not dependent on any one party for drilling services.

Natural Gas Reserves

     The table below sets forth the Company's quantities of proved natural gas reserves as of January 1, 2000, and January 1, 1999, all of which were located in the Powder River Basin and the present value of estimated future net revenue attributed to those reserves. The reserve estimates were prepared for Pennaco by Ryder Scott Company, an independent petroleum engineering firm.

                                                                              As of January 1,
                                                                           ----------------------
                                                                              2000         1999
                                                                              ----         ----
     Proved natural gas reserves (Bcf).................................       101.5          18.1
                                                                           ========       =======
     Proved developed natural gas reserves (Bcf).......................        69.7           5.5
                                                                           ========       =======
     Present value of estimated future net revenues, before
          income taxes (1)(2) (in thousands)...........................    $ 74,581       $ 8,529
                                                                           ========       =======

(1) The CIG Rocky Mountain spot natural gas price used in the estimation of net proved reserves and the calculation of present value was $2.12 per Mcf at December 31, 1999, and $1.80 per Mcf at December 31, 1998.

(2) The standardized measure of discounted future net cash flows at January 1, 2000 and 1999, was $52,052,000 and $6,142,000, respectively.

     In accordance with SEC requirements, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties, with consideration of price changes only to the extent provided by contractual arrangements. Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulation of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

     In general, the volume of production from natural gas properties the Company owns declines as reserves are depleted. Except to the extent the Company acquires additional leasehold interests containing proved reserves or conducts successful exploration and development activities, or both, the Company's proved reserves will decline as reserves are produced. Volumes generated from the Company's future activities are therefore highly dependent upon the Company's level of success in acquiring or finding additional reserves and the costs incurred in doing so.

Production

     Pennaco began producing natural gas in late April 1999. As of March 10, 2000, the Company's net working interest production from 344 producing wells was approximately 52 MMcf per day, or 38 MMcf per day net of royalty interests and fuel.

     The following table summarizes the Company's net production and average unit prices and costs for the year ended December 31, 1999. The Company began producing natural gas in late April 1999.

                                                                           Year Ended
                                                                        December 31, 1999
                                                                        -----------------
          Production of natural gas (MMcf)...................                  2,745
                                                                           =========
          Average sales price of natural gas (per Mcf).......              $    1.66  /(1)/
                                                                           =========

(1) Hedging and long-term sales contracts, which were entered into in February 1999, during a period of significantly lower gas prices, reduced the Company's average realized price by $0.33 per Mcf.

Productive Wells

     As of December 31, 1999, the Company owned an interest in 335 gross and 289 net productive natural gas wells. Productive wells are producing wells and wells capable of production, including shut-in wells.

Developed and Undeveloped Acreage

     The gross and net acres of developed and undeveloped oil and gas leases the Company held as of December 31, 1999, are summarized in the following table:

                                                   Developed                  Undeveloped
                                                  Acreage/(1)/                Acreage/(2)/
                                                  -----------                 ------------
                                           Gross/(3)/     Net/(3)/       Gross/(3)/      Net/(3)/
                                           ----------     --------       ----------      --------
     Wyoming......................             13,400       11,500          523,500        243,800
     Montana......................                  -            -          206,700         93,500
                                           ----------     --------       ----------     ----------
                                               13,400       11,500          730,200        337,300
                                           ==========     ========       ==========     ==========

(1) Developed acreage is acreage assignable to productive wells or wells capable of production.

(2) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether the acreage contains proved reserves.

(3) "Gross" refers to the total acres in which the Company has a working interest, and "net" refers to gross acres multiplied by the percentage of working interest owned by the Company

     A majority of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres to leases summarized in the preceding table that will expire during the period indicated:


          Acres Expiring Twelve Months Ending:                      Undeveloped Acreage
          -----------------------------------                       -------------------
                                                                   Gross           Net
                                                                   -----           ---
     December 31, 2000.............................                9,000           5,600
     December 31, 2001.............................                9,800           8,400
     December 31, 2002.............................               55,200          17,200
     December 31, 2003.............................              225,500          89,000
     December 31, 2004 and thereafter..............              377,800         185,300
                                                                --------       ---------
     Primary Term Acreage..........................              677,300         305,500
     Held by Production Acreage (1)................               52,900          31,800
                                                                --------       ---------
     Total Undeveloped Acreage.....................              730,200         337,300
                                                                ========       =========

(1) Held by production acreage, for purposes of this table, is leasehold interest in oil and gas properties which are being kept in force by virtue of production of oil or gas in commercial quantities from formations other than coal beds

Coal Bed Methane Versus Conventional Natural Gas

     Methane is the primary commercial component of the natural gas stream produced from conventional natural gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional natural gas wells also contains, in varying amounts, other hydrocarbons, which generally require the natural gas to be processed. However, the natural gas produced from coal beds generally contains only methane and, after simple water dehydration, is pipeline-quality natural gas.

     Coal bed methane production is similar to conventional natural gas production in terms of the physical producing facilities and the product produced. However, the subsurface mechanisms that allow the natural gas to move to the wellbore and the producing characteristics of coal bed methane wells are very different from traditional natural gas production. Unlike conventional natural gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap, the coal bed methane gas is trapped (adsorbed) in the molecular structure of the coal itself until released by pressure changes resulting from the removal of water contained in the coal bed.

     Methane is a common component of coal since methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to being in open spaces in the coal structure, methane is adsorbed onto the inner coal surfaces. When the coal is exposed to lower pressures through the de-watering process, the natural gas leaves, or desorbs from, the coal. Whether a coal bed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coal beds, the reservoir pressure, and the existence of natural fractures, or the permeability of the coal. Frequently, coal beds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are decreased, allowing the natural gas to desorb from the coal and flow to the wellbore. Contrary to conventional natural gas wells, new coal bed methane wells often initially produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water and the resultant pressure on the gas held in the coal decreases.

Powder River Basin Geology

     Coal bed methane is natural gas which is both generated and stored in coal beds. The first commercial coal bed methane fields were developed in high rank bituminous coals located in the Appalachians and the San Juan Basin of Colorado and New Mexico. Powder River Basin coals are lower rank subbituminous coals. These coals are among the thickest coals in the world and occur within the Tongue River Member of the Paleocene Fort Union and lower Eocene Wasatch formations. Depending on the location within the Powder River Basin, the coals may be arranged in as many as ten distinct coal beds individually ranging in thickness from 5 to 200 feet.

     Higher rank bituminous coals contain natural gas that is thermally generated by heat and pressure. Lower rank Powder River Basin coals contain natural gas that is primarily created by the alteration of the coal by bacteria, or biogenesis. While the Powder River Basin coals have lower natural gas content per ton of coal than most Appalachian or San Juan Basin coals, the Powder River coal beds are generally thicker, shallower and more permeable, resulting in lower drilling and completion costs and attractive production economics.

Powder River Basin Properties

     As of December 31, 1999, the Company owned oil and gas leases covering approximately 348,800 net acres in the Powder River Basin. Approximately 50% of the leasehold acreage is located on federal land, 6% on state land and approximately 44% of the leasehold acreage is located on private or fee land. The Company's leases generally have five to ten year primary terms. The federal leases are generally ten year term leases and newly acquired fee and state leases are generally five year term leases.

     The Company's Powder River Basin leasehold can generally be divided into four separate project areas as follows:

Gillette Area

     The Company holds approximately 51,900 net acres of leases in this area located primarily near the town of Gillette, Wyoming. All of the Company's acreage in this area are outside of the Pennaco/CMS AMI. Approximately 10,900 net acres (21%) are developed. The Company began its initial drilling program in this area and 440 of its 594 gross wells drilled as of December 31, 1999, were located in the Gillette Area. The Company operates 100% of its Gillette Area wells where the Company has an average working interest of 86%. As of March 10, 2000 approximately 314 gross wells in the Company's Gillette Area were producing, while 209 wells were either shut-in awaiting pipeline connection or were in various stages of being tested, dewatered or connected to gas gathering and compression systems. Most of the Company's wells in this area are drilled on 40-acre well spacing.

     Pennaco's first natural gas production began flowing from this area in late April 1999. The Company's gross gas production in the Gillette Area was 52 MMcf per day resulting in net working interest production of approximately 50 MMcf per day (37 MMcf per day net to Pennaco) from approximately 314 gross producing wells as of March 10, 2000. The Company has identified over 900 net additional drilling locations of which 147 net locations are included in its proved undeveloped reserve base as of January 1, 2000. All of the Company's development drilling to date has targeted a coal bed known as the Wyodak Anderson, which is generally 60 to 75 feet thick and approximately 350 to 800 feet deep.

     Further, the Company is currently testing a 45 well pilot project targeting a deeper coal bed. This deep pilot project is drilled to approximately 1,050 feet to test the Wildcat-Moyer coal bed which lies below the Wyodak Anderson coal and is approximately 30 to 35 feet thick. If the pilot project is successful, the Company has over 400 net drilling locations for the Wildcat-Moyer coal bed which would adjoin the Company's Wyodak Anderson well locations.

Northern Fairway Area

     The Company holds approximately 144,000 net acres in this project area located between the town of Gillette, Wyoming and the Montana border on the east side of the basin. Approximately 600 net acres are currently developed. Approximately 135,300 net acres are included in the AMI and approximately 8,700 net acres are excluded from the AMI. As of March 10, 2000, the Company and CMS have drilled 274 gross wells in the Northern Fairway Area. Many of the wells were drilled in five to ten-well pilot projects in 13 different pilot areas. Six of the pilot projects are operated by Pennaco and seven are operated by CMS.

     In the Northern Fairway Area, Pennaco and CMS recently began producing gas from 44 wells in the LS Draw, Kline Draw and Wildhorse development projects. As of March 10, 2000, gross gas production from these three projects was approximately 4 MMcf per day. Pennaco's net working interest production in the Northern Fairway was approximately 2 MMcf per day.

Dewatering continues in these projects while gas production continues to increase. CMS Field Services, also a subsidiary of CMS Energy Corporation, is in the process of building facilities to gather and compress the gas production and connect additional wells which have been drilled both in the LS Draw, Kline Draw, Wildhorse and Railroad projects operated by CMS, as well as in the Felix and Fitch Ranch projects operated by Pennaco.

     In addition to the 71 gross development wells drilled in LS Draw, Kline Draw and Wildhorse projects, Pennaco and CMS have drilled 46 gross wells in the Felix project, 46 gross wells in the Railroad project, 52 gross wells in the Fitch Ranch project and 35 wells in the Hank Williams project as of March 10, 2000, all located in the Northern Fairway Area. Most of these wells are either dewatering and flow testing or awaiting connection to gas gathering and water discharge facilities. Many of the drilling projects are testing two or three separate coal beds that each range in thickness from 30 to 50 feet and depth from 400 feet to 1,200 feet. Based upon drilling results to date, the Company believes that it has identified over 800 net drilling locations in the Northern Fairway Area.

     Most of the pilot projects are drilled adjacent to the Bighorn Gas Gathering Pipeline which was completed in December 1999. Development of areas adjacent to the Bighorn Gas Gathering Pipeline will allow Pennaco and CMS to connect producing wells to the pipeline quickly and move the natural gas production to market.

Border Area

     The Company holds approximately 93,500 net undeveloped acres in this project area located in Montana adjoining the Wyoming border north of the Northern Fairway Area and the Sheridan Area. Approximately 88,100 net acres are included in the AMI and 5,400 net acres are excluded from the AMI. The Company drilled one exploratory well in this area in 1999 and plans to drill two more in 2000. The Border Area has up to five coal bed targets which range in thickness from 15 feet to 30 feet and depth from 350 feet to 900 feet. CMS plans to eventually extend the Bighorn Gas Gathering Pipeline into this area contingent on successful drilling results.

Sheridan Area

     The Company holds approximately 59,400 net undeveloped acres in this project area located primarily east of the town of Sheridan, Wyoming on the west side of the basin. Approximately 51,600 net acres are included in the AMI and 7,800 net acres are excluded from the AMI. The Company has drilled three exploratory wells in this area. CMS plans to eventually extend the Bighorn Gas Gathering Pipeline into this area contingent on successful drilling results.

Title to Properties

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time the Company acquires oil and gas leases covering properties for possible drilling operations. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. Based on the Company's preliminary title examination, the Company has no reason to believe that title to the Company's leasehold properties as a whole is not good and defensible in accordance with standards generally acceptable in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

Office Facilities

     The Company currently subleases office space in Denver, Colorado under an agreement with Evansgroup, Inc., which expires on September 30, 2000. The Company has entered into a short-term lease on the same property with Amstar which expires on January 15, 2001. Both the sublease and short-term lease cover approximately 11,500 square feet at an annual rent of approximately $173,000. Additionally, the Company has entered into a lease on office space in a building which is currently under construction at 16 Market Street in downtown Denver. The 16 Market Street lease is a seven year lease that commences upon occupancy and covers 17,000 square feet at an annual rent of approximately $490,000. Initially, the Company expects sublet a portion of the 16 Market Street office space to a third party.

     The Company also leases office and warehouse space in Gillette, Wyoming. The lease covers approximately 20,000 square feet at an annual rent of approximately $67,000 through March 31, 2002.

Item 3.  Legal Proceedings

     The Company may be subject from time to time to routine litigation in connection with its oil and gas operations. The Company is not currently involved in litigation that could have a material impact on the Company's financial condition, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     Since April 19, 1999, the Company's common stock has been traded on the American Stock Exchange. From July 1, 1998, to April 16, 1999, the Company's common stock was traded over the counter and quoted on the OTC Bulletin Board system. The following table sets forth the high and low closing prices for the common stock as reported on the OTC Bulletin Board system for the period from July 1, 1998, through April 16, 1999, and on the American Stock Exchange since April 19, 1999.


                                                        High       Low
                                                        ----       ---
  1998:
     Third quarter...................................   $ 6.16     $ 3.00
     Fourth quarter..................................   $ 5.38     $ 2.50
  1999:
     First quarter...................................   $ 5.25     $ 2.97
     Second quarter..................................   $12.63     $ 4.88
     Third quarter...................................   $12.63     $10.31
     Fourth quarter..................................   $12.06     $ 7.56
  2000:
     First quarter (through March 10, 2000)..........   $11.25     $ 7.81


     As of March 10, 2000 there were approximately 4,800 holders of record of the Company's common stock.


Dividend Policy

     The Company has never paid cash dividends on its capital stock and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company's board of directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other factors that the board of directors deems relevant. In addition, the Company's credit facility restricts its ability to pay cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read with the financial statements and notes to the financial statements presented elsewhere in this Form 10-KSB. The Company follows the successful efforts method of accounting for oil and gas properties. See "Organization and Summary of Significant Accounting Policies," included in note 1 of the Company's financial statements.

     Pennaco is an independent energy company entirely focused on the exploration, development, acquisition, and production of natural gas from coal bed methane properties located in the Powder River Basin of northeastern Wyoming and southeastern Montana. The Company was a development stage company until late April 1999, when it began producing natural gas from its coal bed methane properties.


Results of Operations

     The Company's first gas sales occurred in late April 1999 and the Company's gas sales were limited by pipeline capacity constrains until November 1999. As reflected in the unaudited quarterly statement of operations and summary production, price and cost data shown below, the Company's operating activities have grown significantly. Therefore, the Company does not believe that its results of operations for the year ended December 31, 1999, are indicative of the Company's expected future results.

                                                             Three Months Ended
                                                   ---------------------------------------------------
                                                                                                       Year Ended
                                                   March 31,   June 30,    September 30,  December 31, December 31,
STATEMENT OF OPERATIONS DATA:                        1999        1999           1999         1999        1999
                                                     ----        ----           ----         ----        ----
                                                                (in thousands, except  per share amounts)
Revenue:
      Natural gas revenue.......................   $     -     $   628        $ 1,121        $ 2,801     $ 4,550
                                                    -------    -------        -------        -------     -------
             Total revenue......................         -         628          1,121          2,801       4,550
                                                   -------     -------        -------        -------     -------
Operating expenses:
      Production and lease operating............         -         486            789          1,653       2,928
      Production taxes..........................         -          52             70            162         284
      Exploration...............................        51          57            286            324         718
      Depletion, depreciation and amortization...       30         118            196            467         811
      General and administrative................     1,045       1,380          1,315          1,497       5,237
                                                   -------     -------        -------        -------     -------
             Total expenses.....................     1,126       2,093          2,656          4,103       9,978
                                                   -------     -------        -------        -------     -------

Loss from operations............................    (1,126)     (1,465)        (1,535)        (1,302)     (5,428)
Other income (expense):
   Interest income..............................       109         130             23            108         370
   Interest expense.............................         -           -            (62)             -         (62)
   Gain on sale of properties...................    11,946         485              -            168      12,599
                                                   -------     -------        -------        -------     -------
             Total other income (expense).......    12,055         615            (39)           276      12,907
                                                   -------     -------        -------        -------     -------
Income (loss) before income taxes...............    10,929        (850)        (1,574)        (1,026)      7,479
Income tax benefit (expense)....................    (3,916)        304            563            444      (2,605)
                                                   -------     -------        -------        -------     -------

Net income (loss)...............................   $ 7,013     $  (546)       $(1,011)       $  (582)    $ 4,874
                                                   =======     =======        =======        =======     =======
 Earnings (loss) per share:
      Basic.....................................   $   .47     $  (.04)       $  (.07)       $  (.03)    $   .31
                                                   =======     =======        =======        =======     =======
      Diluted...................................   $   .44     $  (.04)       $  (.07)       $  (.03)    $   .27
                                                   =======     =======        =======        =======     =======
Weighted average common shares outstanding:
         Basic..................................    14,944      15,153         15,291         17,989      15,859
                                                   =======     =======        =======        =======     =======
         Diluted................................    16,082      15,153         15,291         17,989      18,141
                                                   =======     =======        =======        =======     =======

SUMMARY  PRODUCTION,  PRICE  AND COST  DATA:
Natural gas sales volume for period (MMcf)......         -         398            743          1,604       2,745
Average daily natural gas sales volume (MMcf)...         -         4.4            8.1           17.4         7.5
Average realized gas price (per Mcf)............         -       $1.58          $1.51         $ 1.75      $ 1.66
Per-unit cash production costs (per Mcf) (1)....         -       $1.35          $1.16         $ 1.13      $ 1.17
DD &A on producing gas properties (per Mcf).....         -       $0.21          $0.21         $ 0.26      $ 0.24

(1) Includes lease operating expenses, production taxes, gathering, compression and transportation costs.

     The Company reported net income of $4,874,000 for the year ended December 31, 1999. This amount includes a gain on the sale of properties in connection with the CMS transaction of $12,599,000 based upon proceeds received of $20,415,000. During the period from its inception on January 26, 1998, through December 31, 1998, the Company reported a net loss of $3,813,000. The Company realized a gain on the sale of properties in the 1998 period of $1,413,000, based on $7,600,000 of proceeds received in the first closing of the CMS transaction which occurred on November 20, 1998.

     The Company's natural gas production began in late April 1999 and resulted in production of 398 MMcf for the three months ended June 30, 1999. The Company's production rate increased throughout the balance of 1999 with production totaling 743 MMcf and 1,604 MMcf for the three months ended September 30, 1999 and December 31, 1999, respectively. The Company's production rate was constrained by pipeline takeaway capacity limitations until Bear Paw Energy Antelope Valley Compressor Station opened in early December 1999. Net production for the year ended December 31, 1999, totaled 2,745 MMcf. The natural gas production was sold at an average realized price of $1.66 per Mcf. Hedging and long-term sales contracts which were entered into in February 1999, during a period of significantly lower gas prices, reduced the Company's average realized price by $0.33 per Mcf for the year ended December 31, 1999. The Company entered into the sales contracts in order to secure the last available pipeline capacity out of the basin.

     The Company's natural gas revenues totaled $628,000, $1,121,000 and $2,801,000 for the three months ended June 30, 1999, September 30, 1999, December 31, 1999, respectively, resulting in natural gas revenues of $4,550,000 for the year ended December 31, 1999. The Company had no revenue from operations in 1998.

     The Company's production costs have increased in each of the three month periods of 1999 as a result of the Company's increasing production. However, on a per Mcf basis, the Company's production costs have decreased from $1.35 per Mcf for the three months ended June 30, 1999 to $1.16 per Mcf and $1.13 per Mcf for the three months ended September 30, 1999 and December 31, 1999, respectively. Production costs for the year ended December 31, 1999 were $1.17 per Mcf.

     General and administrative expenses for 1999 increased over 1998 due to the substantial increase in the scope of the Company's operations. The 1999 period also reflects a reduction of interest expense and an increase in interest income compared to 1998 due to the repayment of debt and increase in short-term investments resulting from net proceeds received in the CMS transaction.

     In accordance with APB No. 25 "Accounting for Stock Issued to Employees," the Company recognized a non-cash charge to earnings for compensation expense of approximately $1,790,000 for the period from inception through December 31, 1998, for common stock, warrants, and options issued to certain officers and employees. Compensation expense was calculated based on the difference between the closing price per share on the last trading day prior to the date of employment with Pennaco and the $1.75 per unit price for shares and warrants purchased by one of the Company's officers hired at the beginning of July and the option price for options awarded to officers and key employees hired in July and August 1998. The restricted securities were offered as an incentive to attract a senior management team. The Company believes that the offers made by the Board of Directors were at fair market value due to the restricted nature of the securities to be issued and the lack of a liquid trading market for the Company's common stock at the time of the offer. However, APB No. 25 requires the measurement of compensation expense at the date of employment rather than at the offer date. Further, APB No. 25 requires that compensation be measured based on the quoted market price of the stock once a Company stock is publicly traded. While the Company was not an SEC registrant until September 8, 1998, the Company's shares were quoted on the OTC Bulletin Board system beginning July 1, 1998.


Liquidity and Capital Resources

     The Company's capital resources are limited. Until April 1999, the Company had no operating revenue and the Company's main source of funds was the sale of its equity securities and the proceeds from the CMS transaction. Since its inception through December 31, 1999, the Company has issued equity securities for net proceeds of $44,143,000, the most recent of which was the October 1999 sale of 2,775,000 shares of the Company's common stock resulting in net proceeds of $28,764,000. The CMS transaction resulted in net proceeds to the Company of $28,015,000, which were received in late 1998 and early 1999. The sale of equity securities and the proceeds from the CMS transaction have funded the Company's net cash used in operating activities of $3,408,000 and $3,517,000 for the year ended December 31, 1999 and the period from January 26, 1998 (inception) to December 31,1998, as well as capital expenditures of $44,692,000 and $19,199,000 during the corresponding periods. The Company's total capital expenditures in 1999 included $22,494,000 for drilling, completion and water discharge, and $21,722,000 for lease acquisitions. A large portion of the Company's capital budget in 1999 was spent on lease acquisitions and drilling operations on properties which have yet to be fully evaluated for reserve base purposes, but which are expected to add to Pennaco's growth in reserves and production in the year 2000 and beyond.

     On July 23, 1999, the Company entered into a revolving line of credit with US Bank National Association which provided for loans of up to $25,000,000 with an initial borrowing base of $10,000,000. The borrowing base was subsequently increased to $14,000,000 and then further increased to $20,000,000 based upon the Company's proved reserve additions through September 1999. Based upon the Company's proved reserves at January 1, 2000, the credit facility was again increased to provide for loans of up to $75,000,000 limited to a borrowing base of $40,000,000 through September 30, 2000, with the capacity for expansion as the Company's reserve base expands further. The Company had no balance outstanding under the revolving credit facility at December 31, 1999, and as of March 10, 2000, the Company had borrowings outstanding of $9,420,000.

     The Company anticipates its cash flow from operations as well as bank debt to provide the funds for its 2000 capital spending. Should the Company's cash flow from operations or availability under its revolving credit agreement be insufficient to satisfy the Company's planned capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.


Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

     The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company enters into long-term contracts and uses a hedging strategy. Under the Company's hedging strategy, the Company enters into energy swaps and uses other financial instruments. The Company uses the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities.

Long-term Sales Contracts

     The Company has four long-term sales contracts for its natural gas production. One agreement is for 5,000 MMBtu per day at a fixed price of $1.55 per MMBtu and expires March 31, 2000. Another agreement is for 5,000 MMBtu per day at an index price less $0.38 per MMBtu and expires March 31, 2000. The third agreement is for 5,320 MMBtu per day at an index price less $0.15 per MMBtu through March 31, 2000. The fourth agreement is for up to 9,000 MMBtu per day at an index price less $0.085 per MMBtu and expires March 31, 2012.

Hedging Program

     In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. Swaps are generally settled on a monthly basis. As of December 31, 1999, the Company had a swap in place for 5,000 MMBtu per day at a fixed price of $2.005 per MMBtu which expires on March 31, 2000.

Interest Rate Risk

     The Company's exposure to changes in interest rates results from borrowings with floating interest rates. At the present time, the Company has no financial instruments in place to manage the impact of changes in interest rates. As of March 10, 2000, the Company had borrowings outstanding of $9,420,000 under its credit facility at an interest rate of 8.3%. Amounts drawn under the facility are repayable over a four-year term beginning in 2001.


Item 7.  Financial Statements

     The information concerning this item begins on the following page

                        INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Pennaco Energy, Inc.:

     We have audited the accompanying balance sheets of Pennaco Energy, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from January 26, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennaco Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from January 26, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP

Denver, Colorado
February 25, 2000

                             PENNACO ENERGY, INC.

                                 BALANCE SHEET

                                                                                                        December 31,
                                                                                                ---------------------------
                                                                                                    1999            1998
                                                                                                -----------      ----------
                                                                                                       (in thousands)
Current assets:
  Cash and cash equivalents...................................................................      $ 2,908         $ 5,623
  Accounts receivable.........................................................................        5,308             375
  Subscriptions receivable....................................................................            -             764
  Assets held for sale........................................................................            -           6,932
  Drilling deposit............................................................................          140             333
  Inventory...................................................................................        1,715             231
  Prepaid expenses and other current assets...................................................          230             152
                                                                                                -----------      ----------
        Total current assets..................................................................       10,301          14,410
                                                                                                -----------      ----------
Property and equipment, at cost:
  Natural gas properties, using the successful efforts method of accounting:
                Proved........................................................................       19,343           1,359
                Unproved......................................................................       30,006           4,657
  Other property and equipment................................................................          772             296
                                                                                                -----------      ----------
                                                                                                     50,121           6,312
  Less accumulated depletion, depreciation and amortization...................................         (873)            (62)
                                                                                                -----------      ----------
       Net property and equipment.............................................................       49,248           6,250
                                                                                                -----------      ----------
Other assets:
  Deferred income taxes (note 5)..............................................................            -           1,266
  Other.......................................................................................          108             100
                                                                                                -----------      ----------
        Total other assets....................................................................          108           1,366
                                                                                                -----------      ----------
                                                                                                    $59,657         $22,026
                                                                                                ===========      ==========

Current liabilities:
  Bridge loan payable (note 4)................................................................      $     -         $ 5,600
  Accounts payable  ..........................................................................        7,733           1,762
  Accrued liabilities.........................................................................        2,153             202
  Lease acquisition payable...................................................................            -             619
                                                                                                -----------      ----------
        Total current liabilities.............................................................        9,886           8,183
                                                                                                -----------      ----------

Deferred income taxes (note 5)................................................................          810               -
                                                                                                -----------      ----------

Commitments (note 9)

Stockholders' equity (note 6):
  Common stock, $.001 par value (Authorized 50,000,000 shares; issued and outstanding 18,813,000 shares at December 31, 1999 and 14,795,000 shares
    at December 31, 1998).....................................................................           19              15
  Additional paid-in capital..................................................................       48,241          17,641
  Retained earnings (accumulated deficit).....................................................          701          (3,813)
                                                                                                -----------      ----------
        Total stockholders' equity............................................................       48,961          13,843
                                                                                                -----------      ----------

                                                                                                    $59,657         $22,026
                                                                                                ===========      ==========

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                            STATEMENT OF OPERATIONS



                                                                                 Period From
                                                                              January 26, 1998
                                                                               (inception) to
                                                          Year Ended             December 31,
                                                      December 31, 1999             1998
                                                      -----------------       ----------------
                                                                (in thousands, except per
                                                                       share amounts)
Revenue:
  Natural gas revenue.............................          $    4,550            $        -
                                                          ------------          ------------
    Total revenue.................................               4,550                     -
                                                          ------------          ------------
Operating expenses:
  Production and lease operating..................               2,928                     -
  Production taxes................................                 284                     -
  Exploration.....................................                 718                 1,826
  Depletion, depreciation and amortization........                 811                    62
  General and administrative......................               5,237                 3,977
                                                          ------------          ------------
    Total expenses................................               9,978                 5,865
                                                          ------------          ------------

Loss from operations..............................              (5,428)               (5,865)
                                                          ------------          ------------

Other income (expense):
  Interest income.................................                 370                    55
  Interest expense................................                 (62)                 (682)
  Gain on sale of properties......................              12,599                 1,413
                                                          ------------          ------------
    Total other income............................              12,907                   786
                                                          ------------          ------------

Income (loss) before income taxes.................               7,479                (5,079)
Income tax benefit (expense) (note 5).............              (2,605)                1,266
                                                          ------------          ------------

Net income (loss).................................          $    4,874            $   (3,813)
                                                          ============          ============

Earnings (loss) per share:
  Basic...........................................          $      .31            $     (.34)
                                                          ============          ============
  Diluted.........................................          $      .27            $     (.34)
                                                          ============          ============

Weighted average common shares outstanding:
  Basic...........................................              15,859                11,245
                                                          ============          ============
  Diluted.........................................              18,141                11,245
                                                          ============          ============

                See accompanying notes to financial statements.

                       STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                                Retained
                                                                          Common Stock         Additional       Earnings
                                                                     -----------------------
                                                                                                 Paid-in      (Accumulated
                                                                       Shares       Amount       Capital         Deficit)    Total
                                                                     ---------    ----------     -------         --------    -----
                                                                                              (in thousands)
Balance, January 26, 1998 (inception)..............................          -         $ -       $     -        $     -    $     -
Common stock issued in connection with share
   exchange (note 1)...............................................        995           1            (1)             -          -

Common stock issued for cash, net of offering costs of
   $178,000 (note 6)...............................................     12,030          12        10,607              -     10,619
Compensation relating to common stock and warrants (note 7)........          -           -         1,340              -      1,340
Stock option compensation (note 6).................................          -           -           450              -        450
Units issued for cash, net of offering costs of $325,000 (note 6 ).      1,770           2         4,232              -      4,234
Warrants issued for properties and services (note 6)...............          -           -           249              -        249
Units to be issued from escrow (note 6)............................        357           -           764              -        764
Net loss for the period............................................          -           -             -         (3,813)    (3,813)
                                                                      --------    --------     ---------      ---------    -------
Balance, December 31, 1998.........................................     15,152          15        17,641         (3,813)    13,843
Common stock issued for options and warrants exercised.............        894           1         1,705              -      1,706
Common stock issued for cash, net of offering costs of $255,000
     (note 6)......................................................      2,775           3        28,761              -     28,764
Issuance of additional units (note 6)..............................          -           -           360           (360)         -
Additional offering costs and other, net ..........................         (8)          -          (226)             -       (226)
Net income.........................................................          -           -             -          4,874      4,874
                                                                      --------    --------     ---------      ---------    -------
Balance, December 31, 1999.........................................     18,813         $19       $48,241        $   701    $48,961
                                                                      ========    ========     =========      =========    =======

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                            STATEMENT OF CASH FLOWS


                                                                                                                Period from
                                                                                                             January 26, 1998
                                                                                         Year Ended           (inception) to
                                                                                      December 31, 1999      December 31, 1998
                                                                                      -----------------      -----------------
                                                                                                    (in thousands)
Cash flows from operating activities:
  Net income (loss)................................................................           $  4,874                $ (3,813)
  Adjustments to reconcile net (loss) to net cash used in operating activities:
     Gain on the sale of properties................................................            (12,599)                 (1,413)
     Depreciation, depletion and amortization......................................                811                      62
     Compensation relating to common stock and warrants issued.....................                 11                   1,340
     Stock option compensation.....................................................                  -                     450
     Warrants issued for services..................................................                  -                      17
     Deferred income tax expense (benefit).........................................              2,076                  (1,266)
     Increases in operating assets and liabilities:
        Accounts receivable........................................................             (4,933)                   (375)
        Prepaid expenses and other current assets..................................                (78)                   (152)
        Inventory..................................................................             (1,484)                   (231)
        Other assets...............................................................                 (8)                   (100)
        Accounts payable and accrued liabilities...................................              7,922                   1,964
                                                                                       ---------------         ---------------
           Net cash used in operating activities...................................             (3,408)                 (3,517)
                                                                                       ---------------         ---------------

Cash flows from investing activities:
  Capital expenditures.............................................................            (44,692)                (19,199)
  Proceeds from sale of properties.................................................             20,415                   7,600
  Increase (decrease) in lease acquisitions payable................................               (619)                    619
  Other............................................................................                193                    (333)
                                                                                       ---------------         ---------------
           Net cash used in investing activities...................................            (24,703)                (11,313)
                                                                                       ---------------         ---------------

Cash flows from financing activities:
  Proceeds from issuance of bridge loans...........................................                  -                   8,800
  Repayment of bridge loan.........................................................             (5,600)                 (3,200)
  Proceeds from issuance of note payable...........................................                  -                     500
  Repayment of note payable........................................................                  -                    (500)
  Borrowing of long-term debt......................................................             15,339                       -
  Payments of long-term debt.......................................................            (15,339)                      -
  Proceeds from issuance of common stock, net of offering costs....................             29,290                  14,853
  Proceeds from exercise of options and warrants...................................              1,706                       -
                                                                                       ---------------         ---------------
           Net cash provided by financing activities...............................             25,396                  20,453
                                                                                       ---------------         ---------------

Net increase (decrease) in cash and cash equivalents...............................             (2,715)                  5,623
Cash  and cash equivalents at beginning of period..................................              5,623                       -
                                                                                       ---------------         ---------------
Cash and cash equivalent at end of period..........................................           $  2,908                $  5,623
                                                                                       ===============         ===============

Supplemental disclosures of cash flow information:
  Cash paid for interest...........................................................           $    152                $    682
                                                                                       ===============         ===============
  Cash paid for income taxes.......................................................           $    570                $      -
                                                                                       ===============         ===============

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.

                         Notes to Financial Statements
              For the year ended December 31, 1999 and the period
            from January 26, 1998 (inception) to December 31, 1998


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a) Organization and Basis of Presentation

     Pennaco Energy, Inc. (the ''Company'') is an independent exploration and production company. The Company's current operations are completely focused on the acquisition and development of natural gas production from coal bed methane properties in the Powder River Basin in northeastern Wyoming and southeastern Montana. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and is headquartered in Denver, Colorado.

     From its inception through March 31, 1999, the Company's activities had been limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. In April 1999 the Company began gas production from certain of its gas properties in the Gillette area of Wyoming. As a result, the Company is no longer considered a development stage company.

     The Company was incorporated as a wholly-owned subsidiary of International Metal Protection Inc. (''International Metal''). Subsequently, all of the outstanding shares of International Metal were exchanged for shares of the Company and International Metal was merged into the Company. The 995,000 shares issued in the exchange were recorded at their par value of $.001 per share as International Metal had no assets or liabilities at the date of the merger. International Metal and its predecessor, AKA Video Communications Inc., had been inactive for the year ended December 31, 1997 and prior thereto.


(b)  Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.


(c)  Use Of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period, including estimates and assumptions as to the future production from proved developed reserves. Actual results could differ from those estimates.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)



(d) Significant Risks

     The Company is subject to a number of risks and uncertainties inherent in the oil and gas industry. Among these are risks related to fluctuating oil and gas prices, uncertainties related to the estimation of oil and gas reserves and the value of such reserves, effects of competition and extensive environmental regulation, risks associated with the search for and the development of oil and gas reserves, and numerous other factors, many of which are necessarily beyond the Company's control.

     The Company's financial condition and results of operations will depend significantly upon the Company's ability to find and develop natural gas and oil reserves and upon the prices received for natural gas and oil produced. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company.

     The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company sometimes enters into long-term sales contracts and uses a hedging strategy. To implement the hedging strategy, the Company enters into energy swaps and uses other financial instruments.


(e) Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.


(f) Assets held for sale

     Assets held for sale at December 31, 1998, represent the Company's basis in properties which were subject to the CMS Agreement, but which were not sold until 1999.


(g) Inventory

     Inventory consisting primarily of materials and supplies are valued at the lower of average cost or market.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

(h) Oil and Gas Activities

     The Company follows the successful efforts method of accounting for its natural gas activities. Accordingly, costs associated with acquiring, drilling and equipping successful exploratory wells and pilot projects are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells, are charged to expense as incurred. Pilot projects are assessed periodically and the costs associated with such projects are charged to expense when and if the project is determined to be uneconomical. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is recorded to operations. Upon the sale of a partial interest in an unproved property, the proceeds are treated as a recovery of cost. If the proceeds exceed the carrying amount of the property, a gain is recognized in operations. Depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

     Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations. During the year ended December 31, 1999, the Company capitalized interest of $104,000 on unproved properties that are under development.

     Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.


(i) Other Property and Equipment

     Other property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

(j) Natural Gas Revenues

     The Company uses the entitlement method of recording gas revenues. Under such method, sales are recorded based upon the Company's proportionate share of gas sold. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the net gas revenues. At December 31, 1999, the Company had net gas balancing liabilities of $228,000 associated with approximately 215 MMcf of overproduction. There was no gas balancing liability at December 31, 1998.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

(k) Income Taxes

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

(l) Stock-based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), defines a fair value method of accounting for stock compensation plans. FAS 123 allows an entity to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which the Company has elected to follow. The pro forma disclosures for the year ended December 31, 1999 and the period from January 26, 1998 (inception) to December 31, 1998 of net income (loss) and earnings (loss) per share required by FAS 123 are included in note 7.

(m) Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                                                  Period from
                                                                                                January 26, 1998
                                                                              Year  Ended          (inception)
                                                                              December 31,       to December 31,
                                                                                  1999                 1998
                                                                          -----------------    --------------------
                                                                           (in thousands except per share amounts)

     Numerator for basic and diluted  earnings (loss) per share--
        Net income (loss)...............................................          $ 4,874                $(3,813)
                                                                             ============            ===========

     Denominator for basic earnings (loss) per share--
        Weighted average shares-basic...................................           15,859                 11,245
        Effect of dilutive securities;
            Stock warrants..............................................               40                      -
            Stock options...............................................            2,242                      -
                                                                             ------------            -----------
     Denominator for diluted earnings (loss) per share--
           Adjusted weighted average shares-diluted......................          18,141                 11,245
                                                                             ============            ===========

     Basic earnings (loss) per share.....................................         $   .31                $  (.34)
                                                                             ============            ===========
     Diluted earnings (loss) per share...................................         $   .27                $  (.34)
                                                                             ============            ===========

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

     Potentially dilutive common shares attributable to outstanding options and warrants to purchase common shares of 310,000 and 4,185,000, were excluded from the calculation of diluted earnings (loss) per share for the year ended December 31, 1999 and the period from January 26, 1998 (inception) to December 31, 1998, as their effect was antidilutive.


(2) CMS TRANSACTION

     On October 23, 1998, the Company and CMS Oil and Gas Company ("CMS") signed a definitive agreement (the "CMS Agreement") relating to the development of the Company's Powder River Basin acreage (the "CMS Transaction"). Pursuant to the terms of the CMS Agreement, CMS acquired an undivided 50% working interest in approximately 492,000 net undeveloped acres of the Company's leasehold position in the Powder River Basin for $28,015,000. The Company originally acquired the 50% leasehold position that was conveyed in the CMS Transaction for approximately $7,000,000. The purchase price in the CMS Agreement was the result of arm's length negotiations between the Company and CMS. The joint operating agreement between the parties is modeled after the 1989 AAPL Model Form of Joint Operating Agreement. The CMS Agreement provides that the parties will in good faith negotiate a development agreement for the exploration, development and production of coal bed methane from the leases. The development agreement will provide that each party will operate approximately 50% of the wells drilled in the area of mutual interest. Pennaco and CMS have divided the acreage in the area of mutual interest into project areas which will be operated by one party or the other. Under the Company's accounting policies, the proceeds from the sale are treated as a recovery of cost, with any additional amounts recorded as a gain. The proceeds on the sale of these undeveloped properties exceeded their cost. Accordingly, the Company has no basis in its retained 50% ownership in such properties. As is customary in oil and gas leasehold transactions, the agreement provides for the adjustment of the purchase price for title defects discovered prior to closing and for the opportunity for one party to participate in acquisitions made by the other party in the area of mutual interest defined in the agreement.

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

     Pursuant to the terms of the CMS Agreement executed in October 1998, CMS paid Pennaco $5,600,000 of earnest money in the form of a non-interest bearing bridge loan (the "CMS Bridge Loan") that was secured by substantially all of the Company's gas leases. Approximately $3,200,000 of such amount was used to repay existing creditors of the Company. The CMS Transaction was structured such that the conveyance of the working interests occurred at two separate closings. The first closing occurred on November 20, 1998, and the second occurred on January 15, 1999. The Company received $7,600,000 at the first closing and $18,600,000 at the second closing. The CMS

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

Bridge Loan was canceled and the security was released at the second closing. The remaining $1,815,000 was held in escrow subject to customary closing adjustments. Following completion of title curative work, the Company received all of the escrow funds during the balance of 1999.

     Under the terms of the CMS Agreement, CMS will pay the Company for its share of the costs of acquiring any acreage in excess of the original 492,000 net acres in the area of mutual interest.

     The joint venture acreage in the area of mutual interest includes approximately 550,000 net acres as of December 31, 1999.


(3) LONG-TERM DEBT

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association ("USB") which provided for loans of up to $25,000,000 with an initial borrowing base of $10,000,000. The borrowing base was subsequently increased to $14,000,000 and then further increased to $20,000,000 limited to the Company's proved reserve additions through September 1999. Based upon the Company's reserves at January 1, 2000, the credit facility was increased to provide for loans of up to $75,000,000 limited to a borrowing base, as determined by USB, of $40,000,000 through September 30, 2000, with the capacity for expansion as the Company's reserve base expands further. The credit facility is secured by mortgages on substantially all of the Company's properties. The credit facility provides for a revolving period ending on June 30, 2001, after which the loan is to be repaid over 48 months. The credit facility contains certain covenants, including restrictions on indebtedness, requirements with respect to working capital and tangible net worth. Interest is payable at a variable rate based on LIBOR or the prime rate. The Company had no loans outstanding under the credit facility at December 31, 1999.


(4) BRIDGE LOAN

     The Company borrowed $3,200,000 on September 4, 1998 under a bridge loan with interest payable at 18% per year. The bridge loan was paid in full on October 23, 1998 with proceeds from the CMS Transaction.


(5) INCOME TAXES

     The income tax expense of $2,605,000 for the year ended December 31, 1999 includes current federal and state income tax expense of $518,000 and $11,000, respectively, and deferred federal and state income tax expense of $2,034,000 and $42,000, respectively. The income tax benefit of $1,266,000 for the period from inception to December 31, 1998 includes a deferred federal and state income tax benefit of $1,196,000 and $70,000, respectively. The income tax benefit (expense) recorded for such periods differs from the expected income tax benefit (expense) (based on the Federal statutory rate of 34%) primarily as a result of state income taxes, and stock and stock option compensation which is not deductible for tax purposes.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

     At December 31, 1999, the Company has an alternative minimum tax credit carryforward for federal income tax purposes of approximately $520,000 which is available to offset future Federal taxable income, if any, indefinitely. At December 31, 1998 the company had a net operating loss carryforward for federal income tax purposes of approximately $431,000 which was used to offset 1999 Federal taxable income. The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 1999 and 1998, relate to the alternative minimum tax credit carryforward and the net operating loss carryforward, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1999 are due to differences in depletion for oil and gas properties.

     The components of the net deferred tax liability (assets) at December 31, 1999 and 1998 are presented below:

                                                         December 31,
                                                   ------------------------
                                                     1999            1998
                                                   --------        --------
                                                        (in thousands)
     Deferred tax liabilities..................     $ 1,330         $     -
     Deferred tax assets.......................        (520)         (1,266)
                                                   --------        --------

     Net deferred tax liabilities (assets).....     $   810         $(1,266)
                                                   ========        ========


(6) STOCKHOLDERS' EQUITY

Common Stock

     During October 1999, the Company completed a public offering of 4,025,000 shares of the Company's common stock at a price to the public of $11.125 per share, of which 2,775,000 shares were sold by the Company and 1,250,000 shares were sold by the Company's largest shareholder at the time, RIS Resources International Corporation. Proceeds to the Company totaled $29,019,000 after underwriting discounts and commissions. Costs of the transaction were $255,000 resulting in net proceeds of $28,764,000.

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

     From its formation in January 1998 through December 31, 1998, the Company completed four private placement offerings of common stock. In February 1998, 500,000 shares were issued at $0.10 per share. Proceeds to the Company were approximately $50,000. Also in February 1998, 4,530,000 shares were issued at $0.22 per share. Proceeds to the Company were approximately

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

$997,000. In April 1998, 5,000,000 shares were issued at $1.25 per share. The proceeds to the Company were $6,250,000. In June 1998, 2,000,000 shares were issued at $1.75 per share. Proceeds to the Company were approximately $3,500,000. The Company incurred approximately $178,000 in offering costs relating to these offerings, which have been charged to additional paid-in capital.

     In June 1998, the Company offered certain individuals the right to acquire common stock at $1.75 per share along with a share purchase warrant for every two shares purchased, conditioned upon their acceptance of employment as officers of the Company. No compensation cost was recorded for the individuals who commenced employment with the Company prior to July 1, 1998 (the date the Company's common stock commenced trading on the OTC Bulletin Board) as the estimated fair value of common stock approximated the common stock issuance price and the warrant exercise price. Compensation expense of $450,000 was recorded for the shares and warrants issued subsequent to July 1, 1998 based on the difference between the closing price per share on the last trading day prior to the date of employment with the Company and the common stock issuance price and the warrant exercise price.

     During the period from inception to December 31, 1998 a total of 796,429 units were issued at $1.75 per unit to officers and key employees of the Company resulting in proceeds to the Company of $1,394,000. The units consist of one share of common stock and one warrant for each two shares issued. The warrants have an exercise price of $1.75 per share in the first year and $1.96 per share in the second year, all of which were exercised during 1999.

     Under the terms of the Company's 1998 Stock Subscription Agreements, in September 1998 the Company issued 980,000 units at $3.25 per unit, which includes proceeds received subsequent to December 31, 1998 of $20,000. The units consists of i) 980,000 shares of common stock and ii) warrants to acquire an additional 490,000 shares of common stock at an exercise price of $5.00 per share. The Company received proceeds of approximately $3,165,000. The Company incurred offering costs of $325,000 which were charged to additional paid-in capital.

     The Company issued 235,000 additional units under the terms of the September 1998 Stock Subscription Agreement and placed the units in an escrow account. Subscription payments of $764,000, which represents the aggregate purchase price of the 235,000 units, were deposited into an escrow account, together with certificates representing the units to be purchased. Under the terms of the escrow agreement, the common stock shares and the shares of common stock underlying the warrants were to be registered for resale under the Securities Act of 1933 with the Securities and Exchange Commission by December 31, 1998. The Company has also undertaken to have the shares qualified by way of an exemption order provided by the respective Securities Commissions in Canada.

     Under the terms of the September 1998 Stock Subscription Agreement, if the registration statement was not declared effective and the Canadian exemption order was not obtained on or before December 31, 1998, each subscriber was entitled to additional rights. The registration

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


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

(b) Warrants

     At December 31, 1998, the Company has outstanding 607,500 warrants with an exercise price of $5.00 per share. These warrants were exercisable any time within six months of the date of issuance. The warrants expired unexercised on March 4, 1999.

     During April 1998 the Company issued warrants to purchase 128,000 shares of common stock to a Company for corporate finance services for a period of one year commencing April 15, 1998. The warrants were exercisable at $1.25 per share anytime after April 15, 1999 and were to expire April 15, 2000. The estimated fair value of the warrants issued of $17,000 was charged to expense during the period from January 26, 1998 (inception) to December 31, 1998. In September 1998, the Company agreed to issue warrants to purchase 75,200 shares of common stock to the same Company in connection with the placement of units in the September 1998 unit offering. The warrants were exercisable at a price of $3.58 per share and were to expire September 4, 2000. All such warrants were exercised during 1999 for proceeds to the Company of $429,000.

     During 1998, the Company issued warrants to purchase 398,215 shares of common stock. The warrants were exercised during 1999 resulting in proceeds to the Company of $758,000.

     The Company issued warrants to purchase 90,000 shares of common stock to SMS Operating, LLC as partial consideration for a lease acquisition made during November 1998. The warrants are exercisable at $4.72 per share anytime after November 24, 1998 and expire November 24, 2002. The estimated fair value of the warrants issued of $232,000 was capitalized as lease acquisition cost. These warrants are still outstanding as of December 31, 1999.

(c) Preferred Stock

     In June 1999 the Company's stockholders approved the issuance by the Board of Directors of up to 10,000,000 shares of preferred stock. No preferred stock has been issued as of December 31, 1999.


(7) BENEFIT PLANS

     On March 24, 1998, the Company adopted the 1998 Stock Option and Incentive Plan (the Plan). The aggregate number of shares which may be issued as awards under the Plan is 4,500,000 shares. During the year ended December 31, 1999, 292,750 options were exercised for proceeds to the Company of $519,000. No options were exercised during the period January 26, 1998 (inception) to December 31, 1998. Stock option activity for the Plan is as follows:

                                                Year Ended                      January 26, 1998 (inception) to
                                            December 31, 1999                          December 31, 1998
                                    ----------------------------------       --------------------------------------
                                          Weighted                                Weighted
                                           Average                                 Average
                                        Exercise Price    Number of             Exercise Price       Number of
                                          per Share        Options                per Share           Options
                                          ---------        -------                ---------           -------
BALANCE, BEGINNING OF PERIOD                 2.74            2,886,228           $         -                    -
Granted                                      4.93            1,577,500                  2.70            2,965,228
Exercised                                    1.77             (292,750)                    -                    -
Canceled                                     1.53             (236,000)                 1.31              (79,000)
                                                             ---------                                  ---------

BALANCE, END OF PERIOD                       3.76            3,934,978                  2.74            2,886,228
                                                             =========                                  =========


     A summary of the stock options outstanding and stock options exercisable at December 31, 1999 is as follows:



                                 Options Outstanding                                  Options Exercisable
                     -----------------------------------------------            ---------------------------------
                                                   Weighted Average
Range of Exercise                Weighted Average   Remaining life                               Weighted Average
     Prices            Amount     Exercise Price        (Years)                     Amount        Exercise Price
-----------------    ----------  ----------------  -----------------            ------------     ----------------
$  1.00 - $1.99         550,000           $ 1.25              8.2                     550,000              $1.25
$  2.00 - $2.99         795,000             2.50              8.0                     168,750               2.50
$  3.00 - $3.99       1,546,478             3.21              6.5                     288,750               3.21
$  4.00 - $4.99           8,000             4.50              7.4                       2,000               4.50
$  5.00 - $5.99         600,000             5.00              8.5                     150,000               5.00
$  6.00 - $6.99               -                -                -                           -                  -
$  7.00 - $7.99         120,000             7.85              7.1                           -                  -
$  8.00 - $8.99           9,000             8.45              7.2                           -                  -
$  9.00 - $9.99         182,000             9.49              6.6                           -                  -
$10.00 - $11.13         124,500            11.07              5.4                           -                  -
                     ----------                                                 -------------
$ 1.25 - $11.13       3,934,978             3.76              7.4                   1,159,500               2.41
                     ==========                                                 =============

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

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


     Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of options on the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss) and basic earnings (loss) per share for the year ended December 31, 1999 would have been $3,422,000 and $0.22, respectively and for the period from January 26, 1998 (inception) to December 31, 1998 would have been $(6,447,000) and $(0.57), respectively.

     The weighted average fair value of options granted during 1999 and 1998 was $3.68 per share and $1.34 per share, respectively. The weighted average remaining contractual life of all options outstanding at December 31, 1999 and 1998 was approximately 7.4 and 8.8 years. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, expected life of the options of 1 to 10 years, volatility of 74%, for 1999 and 72% for 1998 and a risk-free interest rate of 5.9% for 1999 and 5.5% for 1998.

     During 1999, the Company adopted a 401(k) Plan for all full-time employees. The 401(k) Plan allows for voluntary employee contributions and for discretionary Company contributions. No Company contributions were made for the year ended December 31, 1999.


(8) RELATED PARTY TRANSACTIONS

     RIS Resources International Corporation (RIS International) owned 4,000,000 shares of the Company's common stock at December 31, 1998. A former member of the Board of Directors of the Company also served as a consultant to RIS International. From April 1, 1998 through June 22, 1998 he served as an officer of the Company. Subsequently to that date he consulted with the Company and received approximately $5,700 as compensation for his services during the period from inception to December 31, 1998.

     During the period from January 26, 1998 (inception) to December 31, 1998, a Company for which the Company's former Chairman serves as a director provided administrative services for the Company for which it received compensation of approximately $16,000. In addition, the former Chairman was paid approximately $150,000 for consulting services for the period from January 26, 1998 (inception) to December 31, 1998.

     One of the Company's Directors provided legal services to the Company during the period from January 26, 1998 (inception) to December 31, 1998. The Director's firm was paid approximately $192,000 and the Director was paid approximately $22,500.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

(9) COMMITMENTS

(a) Employment Agreements

     The Company has entered into four-year employment agreements with two officers: (i) its President, Chief Executive Officer and Chairman and (ii) its Chief Financial Officer and Executive Vice President. Under the terms of the agreement with the President, Chief Executive Officer and) Chairman, if employment is terminated without cause before the expiration of his employment agreement in June 2002, the President, Chief Executive Officer and Chairman is entitled to termination compensation of $3,000,000. Under terms of the agreement with the Executive Vice President and Chief Financial Officer, if employment is terminated without cause before July 1, 2000, the Chief Financial Officer and Executive Vice President is entitled to termination compensation of $750,000 and $1,250,000 if he is terminated without cause thereafter but prior to the expiration of his employment agreement in July 2002.

(b) Lease Commitments

     The Company has lease commitments for various office facilities and equipment. Future minimum annual rental payments required under such leases for the year ending December 31, 2000 through 2004 are $240,000, $530,000, $501,000,
$492,000 and $492,000. Rental expense for the years ended December 31, 1999 and for the period from January 26, 1998 (inception) to December 31, 1998 totaled $234,000 and $111,000, respectively.

(c) Long-term Sales Contracts

     During the year ended December 31, 1999, the Company sold a portion of its natural gas production through three long-term sales contracts. One agreement is for 5,000 MMBtu per day at a fixed price of $1.55 per MMBtu and expires March 31, 2000. Another agreement is for 5,000 MMBtu per day at an index price less $0.38 per MMBtu and expires March 31, 2000. The third agreement is for 5,320 MMBtu per day at an index price less $0.15 per MMBtu through March 31, 2000.

(d) Hedging Program

     In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. Swaps are generally settled on a monthly basis. As of December 31, 1999, the Company had a swap in place for 5,000 MMBtu per day at a fixed price of $2.005 per MMBtu which expires on March 31, 2000. The Company uses the hedge or deferral method of accounting for these activities and as a result, gains and losses on the related instruments are generally offset by similar charges in the realized prices of the commodities.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


(10) MAJOR CUSTOMERS

     The Company had three customers which accounted for in excess of 10% of the Company's gas revenues during 1999. The sales to these customers totaled 39%, 38% and 17% of gas revenues. A discontinuance of gas sales to these three customers would not have a material impact on the Company's operations since a number of other companies are available to purchase its gas production. There were no gas revenues for the period from January 26, 1998 (inception) to December 31, 1998.

(11) SUPPLEMENTAL FINANCIAL DATA-OIL AND GAS ACTIVITIES

     Capitalized costs related to oil and gas activities are as follows:

                                                                             December 31,
                                                                 ---------------------------------
                                                                      1999                1998
                                                                      ----                ----
                                                                           (in thousands)
Proved  ......................................................        $19,343              $1,359
Unproved  ....................................................         30,006               4,657
Accumulated depletion, depreciation and amortization..........           (660)                  -
                                                                 ------------         -----------
Net capitalized costs  .......................................        $48,689              $6,016
                                                                 ============         ===========


     Costs incurred in oil and gas activities are as follows:

                                                                                         Period from
                                                                                       January 26, 1998
                                                                  Year ended              (inception)
                                                               December 31, 1999     to December 31, 1998
                                                               -------------------  -----------------------
                                                                     (in thousands except Mcf amounts)
Property acquisition costs:
   Proved...................................................              $ 4,948                  $       -
   Unproved  ...............................................               16,774                     18,132
                                                               ------------------          -----------------
      Total.................................................               21,722                     18,132
Development costs  .........................................               21,817                        735
Exploration costs  .........................................                1,395                      1,861
                                                               ------------------          -----------------

Total costs incurred  ......................................              $44,934                  $  20,728
                                                               ==================          =================

Depletion, depreciation and amortization....................              $   660                  $       -
                                                               ==================          =================
Depletion, depreciation and amortization per Mcf............              $   .24                  $       -
                                                               ==================          =================

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

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

(12) INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

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

     The table below sets forth the Company's quantities of proved reserves as estimated by independent petroleum engineers, all of which were located in the United States, and the present values attributed to those reserves. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                                                           Period from
                                                                                         January 26, 1998
                                                                    Year ended             (inception)
                                                                 December 31, 1999     to December 31, 1998
                                                                 -----------------     --------------------
                                                                                  (Bcf)
Proved gas reserves:
  Beginning of period....................................                18.1                        -
  Extensions and discoveries.............................                85.2                     18.1
  Revisions of previous estimates........................                 (.6)                       -
  Purchase of reserves in place..........................                 1.5                        -
  Production.............................................                (2.7)
                                                                   ----------               ----------

  End of period..........................................               101.5                     18.1
                                                                   ==========               ==========

Proved developed gas reserves, end of period.............                69.7                      5.5
                                                                   ==========               ==========

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


     Discounted Future Net Cash Flows Relating to Proved Gas Reserves are as follows:

                                                                                         December 31
                                                                              ------------------------------
                                                                                  1999               1998
                                                                              -----------          ---------
                                                                                       (in thousands)
Future cash inflows, net of production taxes...............................      $144,876            $20,250
Future production costs....................................................       (45,011)            (6,831)
Future development costs...................................................        (4,032)            (1,422)
                                                                               ----------         ----------
Future net cash flows before income tax....................................        95,833             11,997
Future income tax expenses.................................................       (30,180)            (3,468)
                                                                               ----------         ----------
Future net cash flows......................................................        65,653              8,529
10% annual discount for estimated timing of cash flows.....................       (13,601)            (2,387)
                                                                               ----------         ----------
Standardized measure of discounted future net cash flows...................      $ 52,052            $ 6,142
                                                                               ==========         ==========

Discounted future net cash flows before income taxes.......................      $ 74,581            $ 8,529
                                                                               ==========         ==========

     Future net cash flows are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

     The principal sources of changes in the standardized measure of discounted future net cash flows, are as follows:


                                                                                                   Period from
                                                                                                 January 26, 1998
                                                                               Year ended          (inception)
                                                                               December 31,       to December 31,
                                                                                   1999                1998
                                                                              -------------      ----------------
                                                                                        (in thousands)
BEGINNING OF PERIOD.......................................................       $    6,142         $           -
Sales of natural gas produced, net of production costs....................           (1,338)                    -
Purchases of reserves in place............................................            1,182                     -
Net changes in prices and production costs................................            3,081
Extensions and discoveries................................................           61,316                 8,529
Previously estimated development costs incurred during the year...........            1,422                     -
Revisions of previous quantity estimates..................................             (315)                    -
Accretion of discount.....................................................              852                     -
Net change in income taxes  ..............................................          (20,142)               (2,387)
Changes in production rates and other.....................................             (148)                    -
                                                                              -------------      ----------------
END OF PERIOD   ..........................................................       $   52,052         $       6,142
                                                                              =============      ================

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this item is incorporated by reference from the sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for it's 2000 Annual Meeting of Stockholders (the "Proxy Statement")to be filed with the Securities and Exchange Commission no later than April 30, 2000.


Directors and Executive Officers of the Registrant

     The directors and officers of the Company and their respective ages and positions are set forth in the following table

     The following tables show the Company's  officers and  directors:

Name                                   Age     Position
----                                   ---     --------
Paul M. Rady........................    46     President, Chief Executive Officer, Chairman of the
                                               Board
Glen C. Warren, Jr..................    43     Chief Financial Officer, Executive Vice President,
                                               Director
Gregory V. Gibson...................    49     Vice President-Legal, Secretary, Director
Terrell A. Dobkins..................    46     Vice President-Production
Brian A. Kuhn.......................    40     Vice President-Land
David W. Lanza......................    31     Director
Kurt M.  Petersen...................    47     Director

     The board of directors is divided into three separate classes. Class I consists of Mr. Petersen, whose term will expire at the 2000 annual meeting. Class II consists of Messrs. Warren and Lanza, whose terms will expire at the 2001 annual meeting. Class III consists of Messrs. Rady and Gibson, whose terms will expire at the 2002 annual meeting. The term of office for directors elected at each annual meeting is three years.


Paul M. Rady, Chief Executive Officer, President, Chairman of the Board

     Mr. Rady became Chairman of the Board of Directors of Pennaco in September 1999. He joined the Company in June 1998 as its Chief Executive Officer, President and Director. Mr. Rady has entered into an employment agreement with an initial term of four years with automatic renewal provisions. Mr. Rady was with Barrett Resources Corporation, an oil and gas exploration and production company listed on the New York Stock Exchange, for approximately eight years. During his tenure at Barrett, Mr. Rady held various executive positions including his most recent position as Chief Executive Officer, President and Director. As Chief Executive Officer he was responsible for all aspects of Barrett's operations, including financings, representing the corporation to the investment community, and working with the Board of Directors to set the direction of the Company. Other positions held by Mr. Rady were Chief Operating Officer, Executive Vice President-

Exploration, and Chief Geologist-Exploration Manager. Prior to his employment at Barrett, Mr. Rady was with Amoco Production Company based in Denver, Colorado for approximately ten years. Mr. Rady received a Bachelor of Arts degree in Geology from Western State College of Colorado and a Master of Science degree in Geology from Western Washington University.


Glen C. Warren, Jr., Chief Financial Officer, Executive Vice President, Director

     Mr. Warren joined the Company in July 1998 as its Chief Financial Officer, Executive Vice President and Director. Mr. Warren has entered into an employment contract with an initial term of four years with automatic renewal provisions. Prior to assuming his duties as Pennaco's Chief Financial Officer, Mr. Warren was an investment banker with Lehman Brothers Inc. in New York and focused on equity and debt financing, as well as mergers and acquisitions for energy and natural resource companies. Prior to Lehman Brothers, Mr. Warren was also an investment banker with Dillon, Read & Co., Inc. and Kidder, Peabody & Co. Incorporated with a total of nine years of investment banking experience. Mr. Warren also has six years of oil and gas exploration and production experience with Amoco Production Company in New Orleans. Mr. Warren received a Master of Business Administration degree from the Anderson Graduate School of Management at U.C.L.A. and a Juris Doctorate degree and a Bachelor of Arts degree in Interdisciplinary Science, both from the University of Mississippi.


Gregory V. Gibson, Vice President-Legal, Secretary, Director

     Mr. Gibson has been an attorney specializing in securities and securities broker dealerships for over 15 years. Mr. Gibson is a southern California-based practicing attorney with the law firm of Gibson, Haglund & Paulsen. Mr. Gibson is also an officer and director of Ubrandit.com, a southern California based company that provides internet services. Prior to his present affiliations, Mr. Gibson was corporate counsel for three years to Global Resource Investment Limited, a southern California-based broker-dealer specializing in resource and foreign publicly traded securities. Prior to working at Global, Mr. Gibson was practicing securities and international law with the law firms of Gibson & Haglund and Gibson, Ogden & Johnson. Mr. Gibson attended Claremont Men's College and Brigham Young University for undergraduate studies and received his Juris Doctorate degree from Pepperdine University School of Law.


Terrell A. Dobkins, Vice President-Production

     Mr. Dobkins has over 20 years of experience in the oil and gas industry. Mr. Dobkins started his career at Amoco Production Company where he had extensive experience in Rocky Mountain low permeability gas reservoirs and worked in operations, completions and reservoir engineering. Mr. Dobkins worked as a manager for three years at American Hunter Exploration where he was involved in all U.S. operations and engineering. More recently, Mr. Dobkins served eight years at Barrett Resources, most recently as Manager of Acquisitions, and was involved in the development of several projects, including completions, operations and reservoir engineering. Mr. Dobkins received a Bachelor of Science degree in Chemical Engineering from the University of New Mexico.

Brian A. Kuhn, Vice President-Land

     Mr. Kuhn has 19 years experience in the oil and gas industry as a landman. Mr. Kuhn worked as a landman for 13 years at Amoco Production Company. While at Amoco, Mr. Kuhn spent three years in the Powder River Basin and other basins of the Rocky Mountain region. Most recently, Mr. Kuhn was employed as a Division Landman for five years at Barrett Resources Corporation where he worked in the Rocky Mountain region and numerous other basins. Mr. Kuhn has extensive experience in the acquisition of producing properties, testifying as expert witness before state regulatory agencies, management of lease acquisition and negotiation of both large and small exploration agreements. Mr. Kuhn earned a Bachelor of Business Administration degree in Petroleum Land Management from the University of Oklahoma in May 1980. Mr. Kuhn is also a member of the American Association of Petroleum Landmen and the Denver Association of Petroleum Landmen.


David W. Lanza, Director

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


Kurt M. Peterson, Director

     Mr. Petersen is a partner in the corporate law department of Davis, Graham & Stubbs, LLP, a Denver law firm. Mr. Petersen has been an attorney specializing in oil and gas, mining, real state, tax and environmental issues for 14 years. He has extensive experience in the acquisition and divestiture of oil and gas properties. Mr. Petersen is also a member of the Board of Trustees of the National Outdoor Leadership School (NOLS). Mr. Petersen received a Bachelor of Arts degree from St. Olaf College, a Masters in Education from Harvard University and a Juris Doctorate degree from the University of Denver College of Law.

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


Item 13.  Exhibits and Reports on Form 8-K


Exhibit
No.     Title
---     -----

3.1 Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company's Form S-1, File No. 333- 86547 filed September 3, 1999 and included herein by reference)
3.2 Bylaws (filed as Exhibit 3.2 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
4.1 Form of Warrant (filed as Exhibit 4.1 to the Company's Form SB-2 File No. 333-68317, filed December 3, 1998 and included herein by reference)
10.1 Mineral Lease Purchase Agreement dated February 23, 1998 between High Plains Associates, Inc. and Pennaco Energy, Inc. (filed as Exhibit 10.1 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.2 Letter Agreement dated January 23, 1998 between High Plains Associates, Inc. and Taylor Oil Properties (filed as Exhibit 10.2 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.3 Assignment of Option and Exercise of Option dated March 6, 1998 between High Plains Associates, Inc. and Pennaco Energy, Inc. (filed as Exhibit
        10.3 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference)

Exhibit
No.     Title
---     -----

10.4 Agreement dated March 6, 1998 between High Plains Associates, Inc. and Pennaco Energy, Inc. (filed as Exhibit 10.4 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.5    Pennaco Energy, Inc. 1998 Stock Option and Incentive Plan (filed as
        Exhibit 10.5 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.6    Form of Pennaco Energy, Inc. Incentive Stock Option Agreement (filed as
        Exhibit 10.6 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.7 Form of Pennaco Energy, Inc. Non-Statutory Stock Option Agreement (filed as Exhibit 10.7 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.8 Employment Agreement dated June 10, 1998 between Pennaco Energy, Inc. and Paul M. Rady (filed as Exhibit 10.8 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.9 Employment Agreement dated July 2, 1998 between Pennaco Energy, Inc. and Glen C. Warren, Jr. (filed as Exhibit 10.9 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.10 Secured Promissory Note dated August 13, 1998 from Pennaco Energy, Inc. to Venture Capital Sourcing, SA (filed as Exhibit 10.10 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.11 Second Amendment to Security Agreement dated August 13, 1998 between Pennaco Energy, Inc. and Venture Capital Sourcing, SA (filed as Exhibit
        10.11 to the Company's Form 10-SB/A File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.12 Purchase and Sale Agreement between Pennaco Energy, Inc., as Seller and CMS Oil and Gas Company, as Buyer, dated October 23, 1998 (filed as
        Exhibit 10.12 to the Company's Form 10-SB, File No. 00-24881, filed September 15, 1998 and included herein by reference)
10.13 Secured Promissory Note dated October 23, 1998 from Pennaco Energy, Inc. to CMS Oil and Gas Company (filed as Exhibit 10.13 to the Company's Form 10-SB, File No. 00-24881, filed November 24, 1998 and included herein by reference)
10.14   Agreement Regarding the Drilling of Coal Bed Methane Wells (filed as
        Exhibit 10.15 to the Company's Form 10-SB/A File No. 00-24881, filed December 22, 1998 and included herein by reference)
10.15 First Amendment to Purchase and Sale Agreement dated November 20, 1998 (filed as Exhibit 10.16 to the Company's Form 10-SB/A File No. 00-24881, filed January 28, 1999 and included herein by reference)
10.16 Second Amendment to Purchase and Sale Agreement dated January 15, 1999 (filed as Exhibit 10.17 to the Company's Form 10-SB/A File No. 00-24881, filed January 28, 1999 and included herein by reference)
10.17 Gas Gathering Agreement between Bear Paw Energy, Inc. and Pennaco Energy, Inc. dated February 1, 1999 (Portions of this Gas Gathering Agreement have been omitted based upon a request for confidential treatment. Additionally, the omitted portions have been filed with the SEC. Filed as Exhibit 10.18 to the Company's Form SB-2 (Reg. No. 333-68317) and included herein by reference)

Exhibit
No.     Title
---     -----

10.18 Gas Gathering Agreement between CMS Continental Natural Gas, Inc. and Pennaco Energy, Inc. dated March 1, 1999 (Portions of this Gas Gathering Agreement have been omitted based upon a request for confidential treatment. Additionally, the omitted portions have been filed with the SEC. Filed as Exhibit 10.19 to the Company's Form SB-2 (Reg. No. 333-68317) and included herein by reference)
10.19 Gas Purchase Agreement between Western Gas Resources, Inc. and Pennaco Energy, Inc. dated April 1, 1999 (Portions of this Gas Purchase Agreement have been omitted based upon a request for confidential treatment. Additionally, the omitted portions have been filed with the SEC. Filed as Exhibit 10.20 to the Company's Form SB-2 (Reg. No. 333-68317) and included herein by reference)
10.20 Base Contract for Short-Term Sale and Purchase of Natural Gas between Pennaco Energy, Inc. and Interenergy Resources Corporation dated April 1, 1999 (Portions of this Base Contract for Short-Term Sale and Purchase of Natural Gas have been omitted based upon a request for confidential treatment. Additionally, the omitted portions have been filed with the SEC. Filed as Exhibit 10.21 to the Company's Form SB-2 (Reg. No. 333-68317) and included herein by reference)
10.21 Gas Sales and Purchase Agreement between Montana-Dakota Utilities Co. and Pennaco Energy, Inc. dated March 1, 1999 (Portions of this Gas Sales and Purchase Agreement have been omitted based upon a request for confidential treatment. Additionally, the omitted portions have been filed with the SEC. Filed as Exhibit 10.22 to the Company's Form SB-2 (Reg. No. 333-68317) and included herein by reference)
10.22 Credit Facility (filed as Exhibit 4.1 to the Company's Form 10-QSB File No. 001-14943 for the quarter ended June 30, 1999, and included herein by reference).
*10.23  Amendment to Credit Facility
*23.1   Consent of KPMG LLP
*23.2   Consent of Ryder Scott Company
*27     Financial data schedule


* Filed herewith.

                                  SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                     PENNACO ENERGY, INC.



                     By: /s/ Paul M. Rady
                       ------------------------------------
                       Paul M. Rady, Chairman of the Board, President
                       and Chief Executive Officer (Principal Executive Officer)


                     By: /s/ Glen C. Warren, Jr.
                       ------------------------------------
                       Glen C. Warren, Jr., Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                     By: /s/ Gregory V. Gibson
                       ------------------------------------
                       Vice President-Legal, Secretary and Director

                     By: /s/ David W. Lanza
                       ------------------------------------
                       Director

                     By: /s/ Kurt M. Petersen
                       ------------------------------------
                       Director