Form 10-Q
period 2000-03-31
PENNACO ENERGY INC
filed 2000-05-12
CIK 1069845

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                     ______

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000, or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________to______________

                      Commission File Number:  000-24881
                                    _______

                              PENNACO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

        NEVADA                                              88-0384598
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

   1050 17th Street, Suite 700
        Denver, Colorado                                     80265-2076
(Address of principal executive offices)                     (Zip Code)


                                (303) 629-6700
             (Registrant's telephone number, including area code)

                                Not Applicable
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                        Yes  /X/                 No / /


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2000, the registrant had 19,488,440 shares of Common Stock outstanding.

                              PENNACO ENERGY, INC.
                                     INDEX

                                                                                     Page
                                                                                    Number
                                                                                  ---------

PART I.    FINANCIAL INFORMATION..................................................    3

Item 1.    Financial Statements....................................................   3
           Balance Sheets as of
           March 31, 2000 and December 31, 1999...................................    3

           Statement of Operations for the three months
           ended March 31, 2000 and 1999..........................................    4

           Statement of Cash Flows for the three months
           ended March 31, 2000 and 1999..........................................    5

           Notes to Financial Statements..........................................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................    9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............    13

PART II.   OTHER INFORMATION......................................................    14

Item 6.    Exhibits and Reports on Form 8-K.......................................    14


SIGNATURES........................................................................    15

                                                                               2

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PENNACO ENERGY, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                                                             March 31,        December 31,
                                                                                               2000              1999
                                                                                            ----------       ------------
                                                                                                   (in thousands)

                                   ASSETS
                                   ------

Current assets:
Cash and cash equivalents.............................................................    $        388         $    2,908

Accounts receivable:
    Gas Sales.........................................................................           3,603              1,649
    Joint interest owners and other...................................................           5,652              3,562
Inventory.............................................................................           3,163              1,715
Prepaid expenses and other current assets.............................................             719                467
                                                                                          ------------       ------------
        Total current assets.........................................................           13,525             10,301
                                                                                          ------------       ------------

Property and equipment, at cost:
    Natural gas properties, using the successful efforts method
    of accounting.....................................................................          79,287             49,349
    Other property and  equipment.....................................................             892                772
                                                                                          ------------       ------------
                                                                                                80,179             50,121
    Less accumulated depletion, depreciation and amortization........................           (1,695)              (873)
                                                                                          ------------       ------------
        Net property and equipment...................................................           78,484             49,248
                                                                                          ------------       ------------

Other assets..........................................................................             156                108
                                                                                          ------------       ------------

                                                                                         $      92,165     $       59,657
                                                                                          ============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
     Accounts payable:
         Gas Sales....................................................................   $       1,738     $          696
         Trade and other..............................................................          10,376              4,219
     Accrued ad valorem and severance taxes...........................................             513                313
     Other accrued liabilities........................................................           4,201              4,658
                                                                                          ------------       ------------
                Total current liabilities.............................................          16,828              9,886
                                                                                          ------------       ------------

Long term debt........................................................................          24,685                  -
                                                                                          ------------       ------------

Deferred income taxes.................................................................             846                810
                                                                                          ------------       ------------

Commitments

Stockholders' equity:
    Common stock, $.001 par value (Authorized 50,000,000 shares; issued and outstanding  19,088,000 shares at March 31, 2000 and 18,813,000 shares at
      December 31, 1999)..............................................................              19                 19
    Additional paid-in capital........................................................          49,019             48,241
    Retained earnings.................................................................             768                701
                                                                                          ------------       ------------

          Total stockholders' equity..................................................          49,806             48,961
                                                                                          ------------       ------------

                                                                                         $      92,165       $     59,657
                                                                                          ============       ============

                See accompanying notes to financial statements.

                              PENNACO ENERGY, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                               Three Months ended
                                                                                     March 31,
                                                                            -------------------------
                                                                              2000            1999
                                                                            -------         ---------
                                                                            (in thousands, except per
                                                                                   share amounts)
Revenue:
 Natural gas revenue......................................                 $  6,199         $       -
                                                                           --------         ---------
   Total revenue..........................................                    6,199                 -
                                                                           --------         ---------

Operating expenses:
 Production and lease operating..........................                     3,431                 -
 Production taxes........................................                       377                 -
 Exploration.............................................                       217                51
 Depletion, depreciation and amortization................                       822                30
 General and administrative..............................                     1,284             1,045
                                                                           --------         ---------
   Total expenses........................................                     6,131             1,126
                                                                           --------         ---------

Income (loss) from operations.............................                       68            (1,126)
                                                                           --------         ---------

Other income:
 Interest income..........................................                       35               109
 Gain on sale of properties...............................                        -            11,946
                                                                           --------         ---------
   Total other income.....................................                       35            12,055
                                                                           --------         ---------

Income before income taxes................................                      103            10,929
Income tax expense........................................                      (36)           (3,916)
                                                                           --------         ---------

Net income................................................                 $     67         $   7,013
                                                                           ========         =========

Earnings per share:
 Basic....................................................                 $    .00         $     .47
                                                                           ========         =========
 Diluted..................................................                 $    .00         $     .44
                                                                           ========         =========

Weighted average common shares outstanding:
 Basic....................................................                   18,910            14,944
                                                                           ========         =========
 Diluted..................................................                   21,209            16,082
                                                                           ========         =========

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                               Three Months  Ended
                                                                                                    March 31,
                                                                                          ---------------------------

                                                                                              2000            1999
                                                                                          -----------     -----------
                                                                                                 (in thousands)
Cash flows from operating activities:
   Net income...................................................................          $        67     $     7,013
   Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
              Gain on sale of  properties.......................................                    -         (11,946)
              Depletion, depreciation and amortization..........................                  822              30
              Stock option compensation.........................................                    -              11
              Deferred income tax expense.......................................                   36           1,089
              Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable......................               (4,044)             34
                 Increase in inventory..........................................               (1,448)           (581)
                 Increase in prepaid expenses and other current
                      assets....................................................                 (252)           (164)
                 Increase in other assets.......................................                  (48)              -
                 Increase (decrease) in accounts payable and accrued
                      liabilities...............................................                6,942           1,631
                                                                                          -----------     -----------

                 Net cash provided by (used in) operating activities............                2,075          (2,883)
                                                                                          -----------     -----------

Cash flows from investing activities:
   Capital expenditures.........................................................              (30,058)         (6,657)
   Proceeds from sale of properties.............................................                    -          19,225
                                                                                          -----------     -----------

                 Net cash provided by (used in) investing activities............              (30,058)         12,568
                                                                                          -----------     -----------

Cash flows from financing activities:
   Borrowing of long-term  debt.................................................               26,985               -
   Payments of long-term debt...................................................               (2,300)              -
   Repayment of bridge loan.....................................................                    -          (5,600)
   Proceeds from exercise of stock options......................................                  778               -
   Proceeds from issuance of common stock, net of offering costs................                    -             721
                                                                                          -----------     -----------

                 Net cash provided by (used in) financing activities............               25,463          (4,879)
                                                                                          -----------     -----------

Net increase (decrease) in cash and cash equivalents............................               (2,520)          4,806

Cash and cash equivalents at beginning of period................................                2,908           5,623

                                                                                          -----------     -----------
Cash and cash equivalents at end of period......................................          $       388     $    10,429
                                                                                          ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest.......................................................          $        91     $         -
                                                                                          ===========     ===========

   Cash paid for income taxes...................................................          $         -     $         -
                                                                                          ===========     ===========

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                                March 31, 2000

                         Notes to Financial Statements
                                  (unaudited)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Pennaco Energy, Inc. (the "Company") is an independent exploration and production company. The Company's current operations are completely focused on the acquisition, exploration, development and production of natural gas from coal bed methane properties located in the Powder River Basin in northeastern Wyoming and southeastern Montana. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and is headquartered in Denver, Colorado.

     From its inception through March 31, 1999 the Company's activities were limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. In April 1999 the Company began producing gas from certain of its gas properties in the Gillette Area of Wyoming.

     The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations for the three-month periods ended March 31, 2000 and 1999. The accounting policies followed by the Company are included in Note 1 to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended to December 31, 1999. These financial statements should be read in conjunction with the Form 10-KSB.

     The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company may enter into long-term sales contracts and hedging contracts. In order to implement its hedging strategy, the Company enters into energy swaps and uses other financial instruments. The Company uses the hedge or deferral method of accounting for these activities and as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities.

(2)  OIL AND GAS ACTIVITIES

     The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with acquiring, drilling and equipping successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals, and drilling costs of unsuccessful exploratory wells and pilot drilling projects are charged

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                 (continued)

to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is recorded to operations. Upon the sale of a partial interest in an unproved property, the proceeds are treated as a recovery of cost. If the proceeds exceed the carrying amount of the property, a gain is recognized. Depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

     Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations. During the three months ended March 31, 2000, the Company capitalized interest of $141,000 which was incurred to carry unproved properties that are under development. No interest was capitalized during the three month ended March 31, 1999.

     Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved oil and gas properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.

     The Company's natural gas revenues are reported net of transportation expenses incurred on gas delivered and sold downstream of the Company's typical point of sale, which is currently at either Glenrock or Recluse, Wyoming.

(3)  EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            Three Months ended
                                                                                                 March 31,
                                                                                     ------------------------------------
                                                                                         2000                  1999
                                                                                     -------------        ---------------
                                                                                          (in thousands, except per
                                                                                                share amounts)
     Numerator for basic and diluted  earnings per share--
      Net Income..............................................................       $          67        $         7,013
                                                                                     =============        ===============

     Denominator for basic earnings per share--
      Weighted average shares-basic...........................................              18,910                 14,944
      Effect of dilutive securities:
       Stock options..........................................................               2,252                    277
       Stock  warrants........................................................                  47                    861
                                                                                     -------------        ---------------
     Denominator for diluted earnings per share--
       Adjusted weighted average shares-diluted...............................              21,209                 16,082
                                                                                     =============        ===============

     Basic earnings per share.................................................       $         .00        $           .47
                                                                                     =============        ===============
     Diluted earnings per share...............................................       $         .00        $           .44
                                                                                     =============        ===============

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                 (continued)


Potentially dilutive common shares attributable to outstanding options and warrants to purchase 74,000 and 608,000 common shares, were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, as their effect was antidilutive.

(4)  long-term debt

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association ("USB") which provided for loans of up to $25,000,000 with an initial borrowing base of $10,000,000. The borrowing base was subsequently increased to $14,000,000 and then further increased to $20,000,000 in September 1999. Based upon the Company's reserves at January 1, 2000, the credit facility was increased to provide for loans of up to $75,000,000 limited to a borrowing base, as determined by USB, of $40,000,000 through September 30, 2000, with the capacity for expansion as the Company's reserve base expands further. In April 2000, the borrowing base was increased to $60,000,000. The credit facility is secured by mortgages on substantially all of the Company's properties. The credit facility provides for a revolving period ending on June 30, 2001, after which the loan is to be repaid over 48 months. The credit facility contains certain covenants, including restrictions on indebtedness, requirements with respect to working capital and tangible net worth. Interest is payable at a variable rate based on LIBOR or the prime rate.

                             Pennaco Energy, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    General
                                    -------

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-Q, including without limitation statements regarding planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. A number of risks and uncertainties could cause actual results to differ materially from these statements, including, without limitation, fluctuations in the price of natural gas, the success rate of drilling efforts, expected production levels, operating expenses, capital expenditures, completion of gathering and pipeline projects and availability of equipment and personnel, as well as other risk factors described from time to time in the Company's documents and reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

     The Company is an independent energy company entirely focused on the acquisition, exploration, development, and production of natural gas from coal bed methane properties located in the Powder River Basin of northeastern Wyoming and southeastern Montana. The Company is one of the largest holders of oil and gas leases covering coal bed methane properties in the Powder River Basin.

     Currently, the Powder River Basin has the highest level of drilling activity of any onshore basin in the United States. As of May 2, 2000, the Company owned oil and gas lease rights with respect to approximately 789,000 gross acres and 381,000 net acres in the Powder River Basin. Of these amounts, 651,000 gross acres and 278,000 net acres represent the Company's portion of the leasehold interests contained in an area of mutual interest, or AMI, shared with CMS Oil and Gas Company, a wholly owned subsidiary of CMS Energy Corporation.

     Pennaco acquired 25,300 net acres of undeveloped CBM leases in the first quarter of 2000 at a cost of $10.1 million or an average of $399 per acre. Over 90% of the acquired leases are located in the Company's new House Creek Project in the Gillette Area, outside of the Pennaco/CMS AMI. Over 50% of the leases are on fee and state acreage and the balance is on federal acreage. Pennaco also acquired 36 CBM wellbores and surface facilities in the House Creek Project, at a cost of approximately $2.7 million.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 (continued)


     On November 15, 1998, the Company initiated its drilling program and had
drilled 913 gross (676 net) wells by May 2, 2000.   The Company has drilled and
operates 573 gross (496 net) wells in the Gillette Area with an average 87% working interest, 22 gross (22 net) wells in the Felix Project in the Northern Fairway Area with a 100% working interest and 126 gross (62 net) wells in the AMI with an average 49% working interest. The Company has also participated in 192 gross (96 net) wells drilled and operated by CMS in the AMI with an average 50% working interest net to Pennaco. The Company plans to drill 550 net wells during 2000 with expected drilling costs of approximately $35,000,000. The Company had drilled 221 of these net wells through May 2, 2000. The number of locations actually drilled will depend on future operating results, availability of capital, and the Company's ability to obtain the requisite regulatory approvals from state and federal agencies.

     As of May 2, 2000, the Company's gross gas production totaled 72 MMcf per day from two primary areas - the Company's Gillette Area and the Pennaco/CMS AMI. In the Gillette Area, production was 67 MMcf per day (59 MMcf per day net to the Company's average 96% working interest) from 415 wells that have been hooked up to date, which is an average of 162 Mcf per day per well. Approximately 37% of these wells were hooked up during the past 60 days and are in the dewatering stage with production increasing daily. Another 33 wells in the Gillette Area are connected and dewatering, but not yet producing gas. The Company plans to connect and dewater an additional 26 existing wells in the Gillette Area over the next couple of months.

     In the Pennaco/CMS AMI, production was 5 MMcf per day (2.5 MMcf per day net to the Company's average 50% working interest) from 44 producing wells. The Company and CMS plan to dewater and connect an additional 127 existing wells in the Pennaco/CMS AMI over the next several months.

     Combined, the Company's net working interest production is 62 MMcf per day or 46 MMcf per day net after royalty and fuel usage. Since early November 1999, the Company's net working interest gas production has increased by 210% from 20 MMcf per day to 62 MMcf per day and the number of producing wells has increased from 122 to 459 wells.

                             RESULTS OF OPERATIONS

     The Company had net income of $67,000 for the three months ended March 31, 2000, compared to net income of $7,013,000 for the three months ended March 31, 1999. Net income for the three months ended March 31, 1999 includes a gain on the sale of properties in connection with the CMS Transaction of $11,946,000. The Company had income from operations of $68,000 for the three months ended March 31, 2000. This compares to a loss from operations of $1,126,000 for the same period in 1999. The loss for the three months ended March 31, 1999 occurred prior to the Company's first gas sales in late April 1999.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     As reflected in the unaudited quarterly statement of operations data and summary production, price and cost data shown below, the Company's operating activities have grown significantly over the past four quarters.


                                                                               Three Months Ended
                                                  ----------------------------------------------------------------------------
                                                                     (in thousands, except  per share amounts)

                                                  March 31,      June 30,       September 30,       December 31,      March 31,
STATEMENT OF OPERATIONS DATA:                       1999           1999             1999               1999             2000
                                                  --------       -------        ------------        -----------       --------
Revenue:
   Natural gas revenue..........................  $      -       $   628        $      1,121        $     2,801       $  6,199
                                                  --------       -------        ------------        -----------       --------
          Total revenue.........................         -           628               1,121              2,801          6,199
                                                  --------       -------        ------------        -----------       --------

Operating expenses:
   Production and lease operating...............         -           486                 789              1,653          3,431
   Production taxes.............................         -            52                  70                162            377
   Exploration..................................        51            57                 286                324            217
   Depletion, depreciation and amortization.....        30           118                 196                467            822
   General and administrative...................     1,045         1,380               1,315              1,497          1,284
                                                  --------       -------        ------------        -----------       --------
          Total expenses........................     1,126         2,093               2,656              4,103          6,131
                                                  --------       -------        ------------        -----------       --------

Income (loss) from operations...................    (1,126)       (1,465)             (1,535)            (1,302)            68
                                                  --------       -------        ------------        -----------       --------
Other income (expense):
   Interest income..............................       109           130                  23                108             35
   Interest expense.............................         -             -                 (62)                 -              -
   Gain on sale of properties...................    11,946           485                   -                168              -
                                                  --------       -------        ------------        -----------       --------
               Total other income (expense).....    12,055           615                 (39)               276             35
                                                  --------       -------        ------------        -----------       --------

Income (loss) before income taxes...............    10,929          (850)             (1,574)            (1,026)           103
Income tax benefit (expense)....................    (3,916)          304                 563                444            (36)
                                                  --------       -------        ------------        -----------       --------

Net income (loss)...............................  $  7,013       $  (546)       $     (1,011)       $      (582)      $     67
                                                  ========       =======        ============        ===========       ========
Earnings (loss) per share:
          Basic.................................  $    .47       $  (.04)       $       (.07)       $      (.03)      $    .00
                                                  ========       =======        ============        ===========       ========
          Diluted...............................  $    .44       $  (.04)       $       (.07)       $      (.03)      $    .00
                                                  ========       =======        ============        ===========       ========
Weighted average common shares outstanding:
          Basic.................................    14,944        15,153              15,291             17,989         18,910
                                                  ========       =======        ============        ===========       ========
          Diluted...............................    16,082        15,153              15,291             17,989         21,209
                                                  ========       =======        ============        ===========       ========

SUMMARY  PRODUCTION,  PRICE  AND COST  DATA:
Natural gas sales volume for period (MMcf)......         -           398                 743              1,604          3,145
Average daily natural gas sales volume (MMcf)...         -             4                   8                 17             35
Average realized gas price (per Mcf)............         -       $  1.58        $       1.51        $      1.75       $   1.97
Per-unit production costs (per Mcf) (1).........         -       $  1.35        $       1.16        $      1.13       $   1.21
DD & A on producing gas properties (per Mcf)....         -       $  0.21        $       0.21        $      0.26       $    .24

(1) Includes lease operating expenses, production taxes, gathering, compression and transportation costs.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     Hedging and long-term sales contracts that were entered into in February 1999 during a period of significantly lower gas prices reduced the Company's average realized price by $0.15 per Mcf for the quarter ended March 31, 2000. These contracts expired on March 31, 2000.

     General and administrative expenses for the three months ended March 31, 2000 increased over the same period in 1999 due to the substantial increase in the scope of operations of the Company.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company had capital expenditures of approximately $30,058,000 during the three months ended March 31, 2000, including $13,809,000 for leasehold acquisitions and for the purchase of 36 CBM wellbores, $9,211,000 for drilling activities, $6,918,000 for water discharge facilities, power and some pipelining, a portion of which is associated not only with wells drilled in 1999 but also with future wells to be drilled over the next two years throughout the Gillette Area and the Northern Fairway Area, and $120,000 for other property and equipment. Such capital expenditures were financed by a combination of bank borrowings and cash flow from operations

     The Company's capital spending budget for 2000 is $55,000,000, all of which will be directed toward its Powder River Basin CBM Project. The Company plans to finance the year 2000 budget through a combination of cash flow from operations and bank borrowings. The Company plans to spend $20,000,000 on lease acquisitions which will add to near-term drilling inventory and $35,000,000 to drill and construct water discharge facilities for approximately 550 net wells, 200 of which were drilled as of March 31, 2000. The wells will be a combination of joint Pennaco/CMS wells drilled in the AMI and Pennaco wells drilled primarily in its Gillette Area.

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association. US Bank increased the Company's borrowing base to $60,000,000 on April 5, 2000, under the existing $75,000,000 credit facility, as a result of the Company's successful drilling and production activities since December 31, 1999

     Should the Company's cash flow from operations or availability under its revolving credit agreement be insufficient to satisfy its planned capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as discussed below.

     Commodity Price Risk

     The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company may from time to time enter into long-term sales and hedging contracts. Under its hedging strategy, the Company may enter into energy swaps or use other financial instruments. The Company uses the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities. As of April 1, 2000, no production was being sold under long-term sales contracts and no hedging contracts were in place

     Interest Rate Risk

     The Company's credit facility is secured by mortgages on substantially all of the Company's properties. The credit facility provides for a revolving period ending on June 30, 2001, after which the loan is to be repaid over 48 months. The credit facility contains certain covenants, including restrictions on indebtedness, requirements with respect to working capital and tangible net worth. Interest is payable at a variable rate based on LIBOR or the prime rate. The Company's exposure to changes in interest rates results from such borrowing with floating interest rates. At the present time, the Company has no financial instruments in place to manage the long-term impact of changes in interest rates.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the three months ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PENNACO ENERGY, INC.



May 2, 2000                        By: /s/ Paul M. Rady
                                   ---------------------------------------------
                                   Paul M. Rady, President and Chief
                                   Executive Officer



May 2, 2000                        By: /s/ Glen C. Warren, Jr.
                                   ---------------------------------------------
                                   Glen C. Warren, Jr., Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



May 2, 2000                        By: /s/ Charles E. Brammeier
                                   ---------------------------------------------
                                   Charles E. Brammeier, Controller