Form 10-Q
period 2000-06-30
PENNACO ENERGY INC
filed 2000-08-08
CIK 1069845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                    ------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000, or

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from ___________to______________

                      Commission File Number:  000-24881

                                   -------

                             Pennaco Energy, Inc.

             (Exact name of registrant as specified in its charter)


              DELAWARE                                           88-0384598
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

      1050 17th Street, Suite 700
            Denver, Colorado                                     80265-2076
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

                        Yes  /X/                 No / /


As of July 31, 2000, the registrant had 19,563,536 shares of Common Stock outstanding.

                             PENNACO ENERGY, INC.
                                     INDEX

                                                                                             Page
                                                                                             Number
                                                                                            --------
PART I.            FINANCIAL INFORMATION..........................................              3


Item 1.            Financial Statements...........................................              3

                   Balance Sheet as of
                   June 30, 2000 and December 31, 1999............................              3

                   Statement of Operations for the three months and six months
                   ended June 30, 2000 and 1999...................................              4

                   Statement of Cash Flows for the six months
                   ended June 30, 2000 and 1999...................................              5

                   Notes to Financial Statements..................................              6

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................              9

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.....             14


PART II.           OTHER INFORMATION..............................................             15


Item 4.            Submission of Matters to a Vote of Security Holders............             15

Item 6.            Exhibits and Reports on Form 8-K...............................             15


SIGNATURES........................................................................             16

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PENNACO ENERGY, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                                                                      June 30,       December 31,
                                                                                                        2000             1999
                                                                                                      --------       ------------
                                                                                                            (in thousands)
                                             ASSETS
                                             ------
Current assets:
  Cash and cash equivalents.....................................................................      $  1,646         $ 2,908
  Accounts receivable:
     Gas sales..................................................................................         5,496           1,649
     Joint interest owners and other............................................................         8,540           3,562
  Inventory.....................................................................................         2,900           1,715
  Prepaid expenses and other current assets.....................................................           516             467
                                                                                                      --------         -------
          Total current assets..................................................................        19,098           10,301
                                                                                                      --------         -------

Property and equipment, at cost:
  Natural gas properties, using the successful efforts method of accounting.....................        98,267          49,349
  Other property and equipment..................................................................         1,107             772
                                                                                                      --------         -------
                                                                                                        99,374          50,121
  Less accumulated depletion, depreciation and amortization.....................................        (2,887)           (873)
                                                                                                      --------         -------
     Net property and equipment.................................................................        96,487          49,248
                                                                                                      --------         -------

Other assets....................................................................................           621             108
                                                                                                      --------         -------


                                                                                                      $116,206         $59,657
                                                                                                      ========         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Accounts payable:
     Gas sales..................................................................................      $  1,259         $   696
     Trade and other............................................................................        11,702           7,530
  Accrued ad valorem and severance taxes........................................................         1,087             313
  Other accrued liabilities.....................................................................         2,376           1,347
                                                                                                      --------         -------
          Total current liabilities.............................................................        16,424           9,886
                                                                                                      --------         -------

Long-term debt..................................................................................        45,325               -
                                                                                                      --------         -------

Deferred income taxes...........................................................................         1,986             810
                                                                                                      --------         -------

Commitments.....................................................................................

Stockholders' equity:
  Common stock, $.001 par value (Authorized 50,000,000 shares; issued and outstanding  19,503,000 shares at June 30, 2000 and 18,813,000 shares at
   December 31, 1999)...........................................................................            20              19
  Additional paid-in capital....................................................................        49,567          48,241
  Retained earnings.............................................................................         2,884             701
                                                                                                      --------         -------

          Total stockholders' equity............................................................        52,471          48,961
                                                                                                      --------         -------

                                                                                                      $116,206         $59,657
                                                                                                      ========         =======


                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                               June 30,                         June 30,
                                                                       ----------------------             ---------------------
                                                                        2000           1999                2000          1999
                                                                       -------        -------             -------       -------
                                                                               (in thousands, except per share amounts)
Revenue:
  Natural gas revenue.....................................             $11,451        $   628             $17,650       $   628
                                                                       -------        -------             -------       -------
       Total revenue......................................              11,451            628              17,650           628
                                                                       -------        -------             -------       -------

Operating expenses:
  Lease operating.........................................               1,884            170               3,124           170
  Gathering, compression and transportation...............               2,779            316               4,970           316
  Production taxes........................................                 755             52               1,132            52
  Exploration.............................................                 280             57                 497           108
  Depletion, depreciation and amortization................               1,192            118               2,014           148
  General and administrative..............................               1,323          1,380               2,607         2,425
                                                                       -------        -------             -------       -------
       Total expenses.....................................               8,213          2,093              14,344         3,219
                                                                       -------        -------             -------       -------

Income (loss) from operations.............................               3,238         (1,465)              3,306        (2,591)
                                                                       -------        -------             -------       -------

Other income:
  Interest income.........................................                  18            130                  53           239
  Gain on sale of properties..............................                   -            485                   -        12,431
                                                                       -------        -------             -------       -------
       Total other income.................................                  18            615                  53        12,670
                                                                       -------        -------             -------       -------

Income (loss) before income taxes.........................               3,256           (850)              3,359        10,079
Income tax benefit (expense)..............................              (1,140)           304              (1,176)       (3,612)
                                                                       -------        -------             -------       -------

Net income   (loss).......................................             $ 2,116        $  (546)            $ 2,183       $ 6,467
                                                                       =======        =======             =======       =======


Earnings (loss) per share:
  Basic...................................................             $   .11        $  (.04)            $   .11       $   .43
                                                                       =======        =======             =======       =======
  Diluted.................................................             $   .10        $  (.04)            $   .10       $   .37
                                                                       =======        =======             =======       =======


Weighted average common shares outstanding:
  Basic...................................................              19,380         15,153              19,145        15,048
                                                                       =======        =======             =======       =======
  Diluted.................................................              21,786         15,153              21,382        17,369
                                                                       =======        =======             =======       =======


                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                                    Six Months  Ended
                                                                                                         June 30,
                                                                                              ------------------------------
                                                                                                2000                  1999
                                                                                              --------              --------
                                                                                                     (in thousands)
Cash flows from operating activities:
   Net income.....................................................................            $  2,183              $  6,467
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Gain on sale of  properties...................................................              -               (12,431)
         Depletion, depreciation and amortization......................................          2,014                   148
         Stock option compensation.....................................................              -                    11
         Deferred income tax expense...................................................          1,176                 1,874
         Changes in operating assets and liabilities:
            Increase in accounts receivable.............................................        (8,825)               (1,253)
            Increase in inventory.......................................................        (1,185)                 (460)
            (Increase) decrease in prepaid expenses and other current assets............           (49)                   60
            Increase in other assets....................................................          (513)                    -
            Increase in accounts payable and accrued liabilities........................         6,538                   997
                                                                                              --------              --------

            Net cash provided by (used in) operating activities                                  1,339                (4,587)
                                                                                              --------              --------

Cash flows from investing activities:
   Capital expenditures................................................................        (49,253)              (11,546)
   Proceeds from sale of properties....................................................              -                20,058
                                                                                              --------              --------

            Net cash provided by (used in) investing activities.........................       (49,253)                8,512
                                                                                              --------              --------

Cash flows from financing activities:
   Borrowing of long-term debt.........................................................         53,490                     -
   Payments of long-term debt..........................................................         (8,165)                    -
   Repayment of bridge loan............................................................              -                (5,600)
   Proceeds from exercise of stock options and warrants................................          1,327                   787
   Other, net........................................................................                -                   (21)
                                                                                              --------              --------

            Net cash provided by (used in) financing activities.........................        46,652                (4,834)
                                                                                              --------              --------

Net decrease in cash and cash equivalents............................................           (1,262)                 (909)

Cash and cash equivalents at beginning of period.....................................            2,908                 5,623
                                                                                              --------              --------

Cash and cash equivalents at end of period...........................................         $  1,646              $  4,714
                                                                                              ========              ========

Supplemental disclosures of cash flow information:
   Cash paid for interest..............................................................       $    370              $      -
                                                                                              ========              ========

   Cash paid for income taxes..........................................................       $      -              $    528
                                                                                              ========              ========


                See accompanying notes to financial statements.

                              PENNACO ENERGY, INC.
                                 June 30, 2000

                         Notes to Financial Statements
                                  (unaudited)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Pennaco Energy, Inc. (the "Company") is an independent exploration and production company. The Company's current operations are completely focused on the acquisition, exploration, development and production of natural gas from coal bed methane properties located in the Powder River Basin in northeastern Wyoming and southeastern Montana. The Company was incorporated on January 26, 1998 under the laws of the state of Nevada and in 2000 reincorporated in Delaware. The Company is headquartered in Denver, Colorado.

     From its inception through March 31, 1999 the Company's activities were limited to organizational activities, prospect development activities, acquisition of leases and option rights, and commencement of its drilling program. In April 1999 the Company began producing gas from certain of its gas properties in the Gillette Area of Wyoming.

     The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999. The accounting policies followed by the Company are included in Note 1 to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended to December 31, 1999. These financial statements should be read in conjunction with the Form 10-KSB.

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

     Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations. During the three months and six months ended June 30, 2000, the Company capitalized interest of $796,000 and $937,000, respectively which was incurred to carry unproved properties that are under development. No interest was capitalized during the three months and six months ended June 30, 1999.

     Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved oil and gas properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.

     The Company's natural gas revenues are reported net of transportation expenses incurred on gas delivered and sold downstream of the Company's typical point of sale, which is currently at Glenrock, Wyoming.

(3)  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                              Three Months Ended             Six Months Ended
                                                                                  June 30,                       June 30,
                                                                            ----------------------        ----------------------
                                                                             2000           1999           2000           1999
                                                                            -------        -------        -------        -------
                                                                                  (in thousands, except per share amounts)
Numerator for basic and diluted  earnings (loss) per share--
   Net income (loss)................................................        $ 2,116        $  (546)       $ 2,183        $ 6,467
                                                                            =======        =======        =======        =======

Denominator for basic earnings (loss) per share--
   Weighted average shares-basic....................................         19,380         15,153         19,145         15,048
   Effect of dilutive securities:
       Stock options................................................          2,345              -          2,181          1,878
       Warrants.....................................................             61              -             56            443
                                                                            -------        -------        -------        -------

Denominator for diluted earnings (loss) per share--
     Adjusted weighted average shares-diluted.......................         21,786         15,153         21,382         17,369
                                                                            =======        =======        =======        =======

Basic earnings (loss) per share.....................................        $   .11        $  (.04)       $   .11        $   .43
                                                                            =======        =======        =======        =======
Diluted earnings (loss) per share...................................        $   .10        $  (.04)       $   .10        $   .37
                                                                            =======        =======        =======        =======

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


Potentially dilutive common shares attributable to outstanding options and warrants to purchase 3,000 and 4,501,000 common shares were excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2000 and 1999 respectively, and 21,000 and 93,000 common shares were excluded from such calculation for the six months ended June 30, 2000 and 1999, respectively, as their effect was antidilutive.


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


(5)  PUT OPTION

     In June 2000 the Company purchased a "put option" which establishes a floor price of $3.10 per MMBtu (CIG Rocky Mountain price) for approximately 3.2 Bcf of production from August 1, 2000 through December 31, 2000, or approximately 26% of the Company's expected production for the second half of 2000. This put option contract places no limit on the upside price for the Company's gas production. The Company will charge its natural gas revenues the $421,000 cost of the put option over the period the hedged production is produced. Natural gas revenues will also be charged with any proceeds received by the Company upon exercise of the put option.

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

          As of July 31, 2000, the Company owned oil and gas lease rights with respect to approximately 809,100 gross acres and 394,600 net acres in the Powder River Basin. Of these amounts, 663,100 gross acres and 282,800 net acres represent the Company's portion of the leasehold interests contained in an area of mutual interest, or AMI, shared with CMS Oil and Gas Company, a wholly owned subsidiary of CMS Energy Corporation.

          Pennaco acquired 41,600 net acres of undeveloped CBM leases in the six months ended June 30, 2000 at a cost of $16.1 million or an average of $387 per acre. Over 50% of the acquired leases are located in the Company's new House Creek Project in the Gillette Area, outside of the Pennaco/CMS AMI. Over 50% of the leases are on fee and state acreage and the balance is on federal acreage. Pennaco also acquired 36 CBM wellbores and surface facilities in the House Creek Project, at a cost of approximately $2.7 million.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     On November 15, 1998, the Company initiated its drilling program and had drilled 1,107 gross (804 net) wells by July 31, 2000. The Company has drilled and operates 628 gross (548 net) wells in the Gillette Area with an average 87% working interest, 37 gross (37 net) wells in the Felix Project in the Northern Fairway Area with a 100% working interest and 167 gross (82 net) wells in the AMI with an average 49% working interest. The Company has also participated in 275 gross (137 net) wells drilled and operated by CMS in the AMI with an average 50% working interest net to Pennaco. The Company plans to drill a total of 550 net wells during 2000 with expected drilling costs of approximately $35,000,000. The Company has drilled 350 of these net wells through July 31, 2000. The number of locations actually drilled will depend on future operating results, availability of capital, and the Company's ability to obtain the requisite regulatory approvals from state and federal agencies.

     As of July 31, 2000, the Company's gross gas production totaled 86 MMcf per day from two primary areas - the Company's Gillette Area and the Pennaco/CMS AMI. In the Gillette Area, production was 78 MMcf per day (66 MMcf per day net to the Company's average 85% working interest) from 468 wells that have been hooked up to date, which is an average of 165 Mcf per day per well. Another 56 wells in the Gillette Area are connected and dewatering, but not yet producing gas. In the Pennaco/CMS AMI, production was 8 MMcf per day (4 MMcf per day net to the Company's average 50% working interest) from 76 producing wells, which is an average of 107 Mcf per day per well.

     Combined, the Company's net working interest production is 70 MMcf per day or 52 MMcf per day net after royalty and fuel usage. Since early November 1999, the Company's net working interest gas production has increased by 250% from 20 MMcf per day to 70 MMcf per day and the number of producing wells has increased from 122 to 544 wells. The Company has an additional 282 wells that are connected to gathering systems and dewatering but not yet producing gas and 266 wells that are in the process of being connected to gathering and water handling systems.


                             RESULTS OF OPERATIONS
                             ---------------------

     The Company had net income of $2,116,000 and $2,183,000 for the three months and six months ended June 30, 2000, respectively. This compares to a net loss of $546,000 for the three months ended June 30, 1999 and to a net income of $6,467,000 for the six months ended June 30, 1999. Net income for the six months ended June 30, 1999 includes a gain on the sale of properties in connection with the CMS Transaction of $12,431,000. The Company had income from operations of $3,238,000 and $3,306,000 for the three months and six months ended June 30, 2000. This compares to a loss from operations of $1,465,000 and $2,591,000 for the same periods in 1999. The Company's first gas sales occurred in late April 1999.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     As reflected in the unaudited quarterly statement of operations data and summary production, price and cost data shown below, the Company's operating activities for the three months ended June 30, 2000, have grown significantly over the past four quarters.


                                                                                Three Months Ended
                                                -----------------------------------------------------------------------------
                                                                      (in thousands, except  per share amounts)


                                                 June 30,       September 30,     December 31,      March 31,        June 30,
                                                   1999             1999             1999             2000             2000
                                                   ----             ----             ----             ----             ----
STATEMENT OF OPERATIONS DATA:
Revenue:
  Natural gas revenue.........................   $   628          $ 1,121          $ 2,801          $ 6,199          $11,451
                                                 -------          -------          -------          -------          -------
     Total revenue............................       628            1,121            2,801            6,199           11,451
                                                 -------          -------          -------          -------          -------

Operating expenses:
  Lease operating.............................       170              287              500            1,240            1,884
  Gathering, compression and transportation...       316              502            1,153            2,191            2,779
  Production taxes............................        52               70              162              377              755
  Exploration.................................        57              286              324              217              280
  Depletion, depreciation and amortization....       118              196              467              822            1,192
  General and administrative..................     1,380            1,315            1,497            1,284            1,323
                                                 -------          -------          -------          -------          -------
     Total expenses...........................     2,093            2,656            4,103            6,131            8,213
                                                 -------          -------          -------          -------          -------

Income (loss) from operations ................    (1,465)          (1,535)          (1,302)              68            3,238
                                                 -------          -------          -------          -------          -------

Other income (expense):
  Interest income.............................       130               23              108               35               18
  Interest expense............................         -              (62)               -                -                -
  Gain on sale of properties..................       485                -              168                -                -
                                                 -------          -------          -------          -------          -------
     Total other income (expense).............       615              (39)             276               35               18
                                                 -------          -------          -------          -------          -------

Income (loss) before income taxes.............      (850)          (1,574)          (1,026)             103            3,256
Income tax benefit (expense)..................       304              563              444              (36)          (1,140)
                                                 -------          -------          -------          -------          -------

Net income (loss).............................   $  (546)         $(1,011)         $  (582)         $    67          $ 2,116
                                                 =======          =======          =======          =======          =======

Earnings (loss) per share:
  Basic.......................................   $  (.04)         $  (.07)         $  (.03)         $   .00             $.11
                                                 =======          =======          =======          =======          =======
  Diluted.....................................   $  (.04)         $  (.07)         $  (.03)         $   .00             $.10
                                                 =======          =======          =======          =======          =======
Weighted average common shares outstanding:
  Basic.......................................    15,153           15,291           17,989           18,910           19,380
                                                 =======          =======          =======          =======          =======
  Diluted.....................................    15,153           15,291           17,989           21,209           21,786
                                                 =======          =======          =======          =======          =======

SUMMARY PRODUCTION, PRICE AND COST DATA:
Natural gas sales volume for period (MMcf)...............      398          743       1,604         3,145        4,055
Average daily natural gas sales volume (MMcf)............        4            8          17            35           45
Average realized gas price (per Mcf).....................   $ 1.58       $ 1.51      $ 1.75        $ 1.97       $ 2.82
Lease operating expense (per Mcf)........................   $ 0.43       $ 0.39      $ 0.31        $ 0.39       $ 0.46
Gathering, compression and transportation (per Mcf)......   $ 0.79       $ 0.68      $ 0.72        $ 0.70       $ 0.69
Depletion, depreciation and amortization (per Mcf).......   $ 0.30       $ 0.26      $ 0.29        $ 0.26       $ 0.29

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     The Company's natural gas revenues have increased quarter-to-quarter due to the increased volume of gas sales resulting from the Company's increase in the number of producing wells and the increase in the sales price received by the Company for its natural gas. The Company had net gas sales during the second quarter 2000 of 4.1 billion cubic feet (Bcf), or 45 million cubic feet (MMcf) per day, an elevenfold increase over the 4 MMcf per day of gas sales in the comparable prior year period and a 29% increase over the 35 MMcf per day of net gas sales in the first quarter 2000. The quarterly average realized gas price for the second quarter 2000 was $2.82 per thousand cubic feet (Mcf), a 79% increase over the $1.58 per Mcf realized in the prior year period and a 43% increase over the $1.97 realized in the first quarter 2000.

     With respect to operating expenses, a comparison of the second quarter 2000 to the first quarter 2000 is more meaningful than to the prior year period since the Company's first gas sales did not occur until late April 1999. Lease operating expense was $0.46 per Mcf for the second quarter 2000 as compared to $0.39 for the first quarter 2000. The Company realized an increase of $0.07 per Mcf in lease operating expense between these periods, primarily due to the continued heavy use of portable, diesel-fired generators to produce electricity for the Company's downhole water pumps. Lease operating expense per Mcf is expected to decrease over the next several quarters as the Company connects a larger proportion of its producing wells to the local electric power grid. Gathering, compression and transportation expense was $0.69 per Mcf in the second quarter 2000 compared to $0.70 in the first quarter 2000. Production taxes increased to $0.19 per Mcf in the second quarter 2000 compared to $0.12 per Mcf in the first quarter 2000, principally as a result of the increase in the average realized gas price. Depreciation, depletion and amortization was $0.29 per Mcf for the second quarter 2000, compared to $0.26 per Mcf for the first quarter 2000, primarily due to higher capital costs for water handling operations.

     With respect to gas production, revenues and expenses, a comparison of the six months ended June 30, 2000, to the prior year is not meaningful since the Company's first gas sales did not occur until late April 1999.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company had capital expenditures of approximately $49,253,000 during the six months ended June 30, 2000, including $18,840,000 for leasehold acquisitions and for the purchase of 36 CBM wellbores, $18,085,000 for drilling activities, $11,992,000 for water discharge, power and pipeline facilities, and $336,000 for other property and equipment. A portion of the water discharge, power and pipeline facilities are associated not only with wells drilled in 1999 and 2000, but also with future wells to be drilled over the next two years throughout the Gillette Area and the Northern Fairway Area. Such capital expenditures were financed by a combination of bank borrowings and cash flow from operations.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


     The Company's capital spending budget for 2000 is currently $55,000,000. Preliminarily, the Company plans to increase the capital spending budget to at least $70,000,000, pending approval of the Board of Directors, to accommodate the acquisition of additional leases and the acceleration of the Company's drilling program. The Company plans to finance the year 2000 budget through a combination of cash flow from operations and bank borrowings. The Company plans to spend a total of $20,000,000 on lease acquisitions which will add to near-term drilling inventory and $50,000,000 to drill at least 550 net wells and to construct water discharge facilities. Of these 550 net wells, 350 were drilled as of June 30, 2000. The wells will be a combination of joint Pennaco/CMS wells drilled in the AMI and Pennaco wells drilled primarily in its Gillette Area.

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association. US Bank increased the Company's borrowing base to $60,000,000 on April 5, 2000, under the existing $75,000,000 credit facility, as a result of the Company's successful drilling and production activities since December 31, 1999. The Company's bank debt totaled $46,532,000 as of July 31, 2000.

     Should the Company's cash flow from operations or availability under its revolving credit agreement be insufficient to satisfy its planned capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), effective beginning with the first quarter of fiscal years beginning after June 30, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact Statement No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

        During June 2000, the Company purchased a "put option" which establishes a floor price of $3.10 per MMBtu (CIG Rocky Mountain price) for approximately
3.2 Bcf of production from August 1, 2000 through December 31, 2000, or approximately 26% of the Company's expected gas production for the second half of 2000. The Company currently has no other hedges in place at this time, and does not expect to enter into any fixed price sales contracts that would limit the upside gas price for its production.

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

PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders in Denver, Colorado on May 16, 2000. The following sets forth matters submitted to a vote of the stockholders:

   (a) Kurt M. Petersen was elected to the Board of Directors as stated in the Company's Proxy Statement dated April 14, 2000, for a term expiring at the 2003 Annual Meeting or until his successor has been elected and qualified. Mr. Petersen was elected by a vote of 16,401,595 shares, being more than a majority of the outstanding shares of Common Stock, with 211,486 shares abstaining.

   (b) The stockholders approved a proposal to change Pennaco's state of incorporation from Nevada to Delaware, through a merger of the Company into its wholly-owned subsidiary, and all of the effects of a reincorporation, including (a) the conversion of the Company's outstanding securities into corresponding securities of the surviving corporation and (b) certain amendments to the Company's Articles of Incorporation necessary to conform to Delaware corporate law, as described in the Company's Proxy Statement by a vote of 11,999,471 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote with 242,026 shares voted against, 10,179 shares abstaining.

   (c) The stockholders approved an amendment to the Company's 1998 Stock Option and Incentive Plan, as amended, to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 4,500,000 shares to 5,500,000 shares by a vote of 9,998,664 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote, with 2,216,008 shares voted against, 37,004 shares abstaining.

   (d) The stockholders ratified the appointment of KPMG LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 2000, by a vote of 16,582,477 shares, being more than a majority of the shares of Common Stock present, in person or by proxy, at the annual meeting and entitled to vote, with 22,600 shares voted against, 8,004 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PENNACO ENERGY, INC.



July 31, 2000        By: /s/ Paul M. Rady
                     ---------------------------------
                     Paul M. Rady, President and Chief
                     Executive Officer



July 31, 2000        By: /s/ Glen C. Warren, Jr.
                     ----------------------------------
                     Glen C. Warren, Jr., Executive Vice President
                     and Chief Financial Officer
                     (Principal Financial and Accounting Officer)



July 31, 2000        By: /s/ Charles E. Brammeier
                     ----------------------------------
                     Charles E. Brammeier, Controller