Form 10-Q
period 2000-09-30
PENNACO ENERGY INC
filed 2000-11-13
CIK 1069845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                    -------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________to______________

                      Commission File Number:  000-24881

                                   --------

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

                        Yes  /X/                 No / /


As of November 8, 2000, the registrant had 19,624,940 shares of Common Stock outstanding.

                             PENNACO ENERGY, INC.
                                     INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.    FINANCIAL INFORMATION..........................................         3


Item 1.    Financial Statements...........................................         3

           Balance Sheet as of
           September 30, 2000 and December 31, 1999.......................         3

           Statement of Operations for the three months and nine months
           ended September 30, 2000 and 1999..............................         4

           Statement of Cash Flows for the nine months
           ended September 30, 2000 and 1999..............................         5

           Notes to Financial Statements..................................         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................        11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....        17


PART II.   OTHER INFORMATION..............................................        19


Item 6.    Exhibits and Reports on Form 8-K...............................        19


SIGNATURES................................................................        20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PENNACO ENERGY, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                                                             September 30,      December 31,
                                                                                                 2000               1999
                                                                                               --------            -------
                                                                                                     (in thousands)
                                             ASSETS
                                             ------
Current assets:
 Cash and cash equivalents..........................................................           $    804            $ 2,908
 Accounts receivable:
    Gas sales.......................................................................              5,927              1,649
    Joint interest owners and other.................................................             10,412              3,562
 Inventory..........................................................................              2,452              1,715
 Prepaid expenses and other current assets..........................................                386                425
                                                                                               --------            -------
     Total current assets...........................................................             19,981             10,259
                                                                                               --------            -------

Property and equipment, at cost:
 Natural gas properties, using the successful efforts method of accounting..........            116,461             49,349
 Other property and equipment.......................................................              1,425                772
                                                                                               --------            -------
                                                                                                117,886             50,121
 Less accumulated depletion, depreciation and amortization..........................             (4,325)              (873)
                                                                                               --------            -------
    Net property and equipment......................................................            113,561             49,248
                                                                                               --------            -------

Other assets........................................................................                988                150
                                                                                               --------            -------


                                                                                               $134,530            $59,657
                                                                                               ========            =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
 Accounts payable:
    Gas sales.......................................................................           $  2,231            $   696
    Trade and other.................................................................             15,171              8,121
 Accrued interest...................................................................              1,115                 11
 Other accrued liabilities..........................................................              1,293              1,058
                                                                                               --------            -------
     Total current liabilities......................................................             19,810              9,886
                                                                                               --------            -------

Long-term liabilities:
  Bank debt.........................................................................             52,400                  -
  Other.............................................................................              1,914                  -
                                                                                               --------            -------
      Total long-term liabilities...................................................             54,314                  -
                                                                                               --------            -------


Deferred income taxes...............................................................              2,968                810
                                                                                               --------            -------

Commitments.........................................................................

Stockholders' equity:
 Common stock, $.001 par value (Authorized 50,000,000 shares; issued and outstanding 19,625,000 shares at September 30, 2000 and 18,813,000 shares at
   December 31, 1999)...............................................................                 20                 19
 Additional paid-in capital.........................................................             50,887             48,241
 Retained earnings..................................................................              6,531                701
                                                                                               --------            -------

     Total stockholders' equity.....................................................             57,438             48,961
                                                                                               --------            -------
                                                                                               $134,530            $59,657
                                                                                               ========            =======

                See accompanying notes to financial statements.

                              PENNACO ENERGY, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                      ------------------------           -----------------------
                                                                       2000             1999              2000            1999
                                                                      -------          -------           -------         -------
                                                                              (in thousands, except per share amounts)
Revenue:
  Natural gas revenue.....................................            $15,010          $ 1,121           $32,660         $ 1,749
                                                                      -------          -------           -------         -------

Operating expenses:
  Lease operating.........................................              2,080              287             5,204             457
  Gathering, compression and transportation...............              3,149              502             8,119             818
  Production taxes........................................              1,031               70             2,163             122
  Exploration.............................................                223              286               720             394
  Depletion, depreciation and amortization................              1,430              196             3,444             344
  General and administrative..............................              1,304            1,315             3,911           3,740
                                                                      -------          -------           -------         -------
       Total expenses.....................................              9,217            2,656            23,561           5,875
                                                                      -------          -------           -------         -------

Income (loss) from operations.............................              5,793           (1,535)            9,099          (4,126)
                                                                      -------          -------           -------         -------

Other income (expense):
  Interest income.........................................                 18               23                71             262
  Interest expense........................................               (200)             (62)             (200)            (62)
  Gain on sale of properties..............................                  -                -                 -          12,431
                                                                      -------          -------           -------         -------
       Total other income (expense).......................               (182)             (39)             (129)         12,631
                                                                      -------          -------           -------         -------

Income (loss) before income taxes.........................              5,611           (1,574)            8,970           8,505
Income tax benefit (expense)..............................             (1,964)             563            (3,140)         (3,049)
                                                                      -------          -------           -------         -------

Net income (loss).........................................            $ 3,647          $(1,011)          $ 5,830         $ 5,456
                                                                      =======          =======           =======         =======


Earnings (loss) per share:
  Basic...................................................               $.19            $(.07)             $.30            $.36
                                                                      =======          =======           =======         =======
  Diluted.................................................               $.17            $(.07)             $.27            $.31
                                                                      =======          =======           =======         =======


Weighted average common shares outstanding:
  Basic...................................................             19,554           15,291            19,280          15,131
                                                                      =======          =======           =======         =======
  Diluted.................................................             21,979           15,291            21,517          17,632
                                                                      =======          =======           =======         =======

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                              -------------------------------
                                                                                                2000                  1999
                                                                                              --------              ---------
                                                                                                      (in thousands)
Cash flows from operating activities:
   Net income...........................................................................      $  5,830              $  5,456
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Gain on sale of  properties......................................................             -               (12,431)
       Depletion, depreciation and amortization.........................................         3,444                   344
       Stock option compensation........................................................             -                    11
       Deferred income tax expense......................................................         3,140                 2,413
       Changes in operating assets and liabilities:
         Increase in accounts receivable................................................       (11,128)               (3,249)
         Increase in inventory..........................................................          (737)               (1,663)
         Decrease in prepaid expenses and other current assets..........................            39                   100
         Increase in other assets.......................................................          (838)                  (90)
         Increase in accounts payable, accrued interest and other liabilities...........         9,924                 4,671
         Increase in other non-current liabilities......................................         1,914                     -
                                                                                              --------              ---------


         Net cash provided by (used in) operating activities............................        11,588                (4,438)
                                                                                              --------              ---------

Cash flows from investing activities:
 Capital expenditures...................................................................       (67,757)              (28,551)
 Proceeds from sale of properties.......................................................             -                20,058
                                                                                              --------              ---------

         Net cash used in investing activities..........................................       (67,757)               (8,493)
                                                                                              --------              ---------

Cash flows from financing activities:
 Borrowing of long-term debt............................................................        77,240                12,920
 Payments of long-term debt.............................................................       (24,840)                 (515)
 Repayment of bridge loan...............................................................             -                (5,600)
 Proceeds from exercise of stock options and warrants...................................         1,665                 1,608
                                                                                              --------              ---------


         Net cash provided by financing activities......................................        54,065                 8,413
                                                                                              --------              ---------

Net decrease in cash and cash equivalents...............................................        (2,104)               (4,518)

Cash and cash equivalents at beginning of period........................................         2,908                 5,623
                                                                                              --------              ---------

Cash and cash equivalents at end of period..............................................      $    804              $  1,105
                                                                                              ========              =========

Supplemental disclosures of cash flow information:
 Cash paid for interest.................................................................      $  1,144              $     22
                                                                                              ========              =========

 Cash paid for income taxes.............................................................      $      -               $    570
                                                                                              ========              =========

                See accompanying notes to financial statements.

                             PENNACO ENERGY, INC.
                              September 30, 2000

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

     The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999. The accounting policies followed by the Company are included in Note 1 to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. These financial statements should be read in conjunction with the Form 10-KSB.

(2)  OIL AND GAS ACTIVITIES


     The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with acquiring, drilling and equipping successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals, and drilling costs of unsuccessful exploratory wells and pilot drilling projects are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is recorded in operations. Upon the sale of a partial interest in an unproved property, the proceeds are treated as a recovery of cost. If the proceeds exceed the carrying amount of the property, a gain is recognized. Depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


     Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations. During the three months and nine months ended September 30, 2000, the Company capitalized interest of $925,000 and $1,862,000, respectively which was incurred to carry unproved properties that are under development. No interest was capitalized during the three months and nine months ended September 30, 1999.

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

(3)  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                    September 30,
                                                                        -----------------------         -----------------------
                                                                         2000            1999            2000            1999
                                                                        -------         -------         -------         -------
                                                                              (in thousands, except per share amounts)
Numerator for basic and diluted  earnings (loss) per share--
   Net income (loss)...........................................         $ 3,647         $(1,011)        $ 5,830         $ 5,456
                                                                        =======         =======         =======         =======


Denominator for basic earnings (loss) per share--
   Weighted average shares-basic...............................          19,554          15,291          19,280          15,131
   Effect of dilutive securities:
       Stock options...........................................           2,364               -           2,179           2,243
       Warrants................................................              61               -              58             258
                                                                        -------         -------         -------         -------
Denominator for diluted earnings (loss) per share--
       Adjusted weighted average shares-diluted................          21,979          15,291          21,517          17,632
                                                                        =======         =======         =======         =======


Basic earnings (loss) per share................................         $   .19         $  (.07)        $   .30         $   .36
                                                                        =======         =======         =======         =======
Diluted earnings (loss) per share..............................         $   .17         $  (.07)        $   .27         $   .31
                                                                        =======         =======         =======         =======


Potentially dilutive common shares attributable to outstanding options and warrants to purchase 6,000 and 4,159,000 common shares were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2000 and 1999 respectively, and 24,000 and 156,000 common shares were excluded from such calculation for the nine months ended September 30, 2000 and 1999, respectively, as their effect was antidilutive.

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)

(4)  LONG-TERM DEBT

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association ("USB") which, as amended, provides for loans of up to $125,000,000 limited to a borrowing base, as determined by USB, of $70,000,000. The borrowing base will be redetermined based on January 1, 2001 reserves, with the capacity for expansion as the Company's reserve base expands further. The credit facility is secured by mortgages on substantially all of the Company's properties. The credit facility provides for a revolving period ending on June 30, 2002, after which the loan is to be repaid over 48 months. The credit facility contains certain covenants, including restrictions on indebtedness, requirements with respect to working capital and tangible net worth. Interest is payable at a variable rate based on LIBOR or the prime rate.

(5)  FINANCIAL HEDGES AND OTHER FINANCIAL INSTRUMENTS

     The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company may from time to time enter into long-term sales contracts and financial instruments. Under its strategy, the Company may enter into energy swaps, put options, basis locks or other financial instruments. The Company uses its hedging strategy to minimize its exposure to gas price changes. The Company uses the hedge or deferral method of accounting for these activities and as a result, gains and losses on the related instruments are recorded as changes in the realized prices of the commodities. When exposure to changing gas prices is not substantially eliminated, the Company will record all payments made or received as well as the changes in the fair market value of the financial instruments as other income (expense).

     Put Options

     The Company purchased a "put option" which establishes a floor price of $3.10 per MMBtu (CIG Rocky Mountain price) for approximately 7.5 Bcf of production from August 1, 2000 through March 31, 2001. This put option contract places no limit on the upside price for the Company's gas production. The cost of the put options totaled $866,000. If the monthly closing price of CIG Rocky Mountain gas index is below the floor price then the Company receives proceeds equal to the difference between the floor price and the closing price. To the extent the put options qualify as a hedge of the Company's gas sales, the cost of the put option and proceeds, if any, received on the exercise of such are recorded as an adjustment of natural gas revenues over the period the hedged production is produced. To the extent the put options do not qualify as a hedge of the Company's gas sales, the cost of the put option and proceeds, if any, as well as changes in the fair market value of the put options, are charged to other income (expense).

                             Pennaco Energy, Inc.
                         Notes to Financial Statements
                                  (continued)


     Basis Lock

     The Company has entered into contracts which have locked-in the NYMEX to CIG Rocky Mountain basis differential ("basis locks") beginning in November 2000 for each of the following: 20 MMcf per day at $0.51 per Mcf for three years, 15 MMcf per day at $0.50 per Mcf for two years and 10 MMcf per day at $.34 per Mcf for three months. In a basis lock, the Company enters into a contract with another party which provides for the Company to receive (pay) funds if the closing CIG Rocky Mountain basis differential for the given month is higher (lower) than the contract differential. This will protect the Company from basis expansion over the next two to three years, as interstate pipeline infrastructure expands to keep pace with growing Rocky Mountain gas supply. To the extent the basis lock is entered into with an energy swap (discussed below) and therefore, effectively hedges the Company's exposure to gas price fluctuations, the payments made or received in connection with the basis lock will be recorded as an adjustment to natural gas revenues. The change in the fair market value of basis lock contracts entered into with no corresponding energy swap as well as any payments made or received in connection therewith, will be recorded as other income (expense).

     Energy Swaps

     The Company has fixed the price on a portion of its production over the next 18 months using "energy swaps". In an energy swap, the Company enters into a contract with a counterparty which provides for the Company to receive (pay) funds if the NYMEX closing price for natural gas for the given month is lower (higher) than the contract price. The Company will record as an adjustment to natural gas revenues any proceeds received or payments made by the Company in connection with the energy swaps. Utilizing the energy swaps in connection with the basis locks as shown in the table below, the Company has fixed the price on certain of its future gas production. For November 2000, the Company has fixed the price on 35 MMcf per day at $4.91 per Mcf CIG. For the period December 2000 through March 2001, the Company has fixed 25 MMcf per day at $4.92 per Mcf CIG. For the period April through October 2001, the Company has fixed 30 MMcf per day at $4.19 per Mcf CIG. Finally, for the period November 2001 through March 2002, the Company has fixed 12.5 MMcf per day at $4.15 per Mcf CIG.

     All of the above transactions are financial in nature. The Company's physical production is expected to be delivered and sold into CIG index-related markets.


                             Pennaco Energy, Inc. - Hedging and Other Financial Instrument Summary
                                                      Average $ per Mcf*

                               Nov            Dec         Jan-Mar          Apr-Oct   Nov 2001-          Apr-Oct   Nov 2002-
                               2000           2000          2001             2001    Mar 2002             2002    Oct 2003
                             -------        -------       -------          -------   ---------          -------   ---------
Fixed Price Contracts
---------------------
Volume (MMcfd)                    35             25            25               30            12.5            -         -
NYMEX Price                  $  5.42        $  5.43       $  5.43          $  4.70         $  4.66      $     -   $     -
Basis Lock                    ($0.51)        ($0.51)       ($0.51)          ($0.51)         ($0.51)     $     -   $     -
                             -------        -------       -------          -------         -------      -------   -------
CIG Price                    $  4.91        $  4.92       $  4.92          $  4.19         $  4.15      $     -   $     -

Basis Lock Contracts - In addition to above volumes
---------------------------------------------------
Volume (MMcfd)                    10             20            20                5            22.5           35        20
Basis Lock                   $  0.34        $  0.43       $  0.43          $  0.51         $  0.51      $  0.51   $  0.51

Floor Price Contracts (Puts)
----------------------------
Volume (MMcfd)                    50             50            30                -               -             -        -
CIG Price                    $  3.10        $  3.10       $  3.10          $     -         $     -      $      -  $     -
-------------------------------------------------------------------------------------------------------------------------------

*based on 1 MMbtu to 1 Mcf

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

        As of November 8, 2000, the Company owned oil and gas lease rights with respect to approximately 834,200 gross acres and 395,600 net acres in the Powder River Basin. Of these amounts, 667,200 gross acres and 283,200 net acres represent the Company's portion of the leasehold interests contained in an area of mutual interest, or AMI, shared with CMS Oil and Gas Company, a wholly owned subsidiary of CMS Energy Corporation.

        Pennaco acquired 45,900 net acres of undeveloped CBM leases in the nine months ended September 30, 2000 at a cost of $20,400,000 or an average of $445 per acre. Over 50% of the acquired leases are located in the Company's new House Creek Project in the Gillette Area, outside of the Pennaco/CMS AMI. Over 50% of the leases are on fee and state acreage and the balance is on federal acreage. Pennaco also acquired 36 CBM wellbores and surface facilities in the House Creek Project, at a cost of approximately $2,700,000.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


        On November 15, 1998, the Company initiated its drilling program and had
drilled 1,267 gross (908 net) wells by November 8, 2000.   The Company has
drilled and operates 668 gross (581 net) wells in the Gillette Area with an average 87% working interest, 38 gross (38 net) wells in the Felix Project in the Northern Fairway Area with a 100% working interest and 227 gross (122 net) wells in the AMI with an average 54% working interest. The Company has also participated in 334 gross (167 net) wells drilled and operated by CMS in the AMI with an average 50% working interest net to Pennaco. The Company plans to drill a total of 500 net wells during 2000 with expected drilling and facilities costs of approximately $55,000,000. The Company has drilled 454 of these net wells through November 8, 2000. The number of locations actually drilled will depend on future operating results, availability of capital, and the Company's ability to obtain the requisite regulatory approvals from state and federal agencies.

        As of November 8, 2000, the Company's gross gas production totaled 95 MMcf per day from two primary areas - the Company's Gillette Area and the Pennaco/CMS AMI. In the Gillette Area, production was 72 MMcf per day (59 MMcf per day net to the Company's average 82% working interest) from 500 wells that have been hooked up to date, which is an average of 144 Mcf per day per well. Another 36 wells in the Gillette Area are connected and dewatering, but not yet producing gas. In the Pennaco/CMS AMI, production was 23 MMcf per day (12 MMcf per day net to the Company's average 50% working interest) from 262 producing wells, which is an average of 88 Mcf per day per well.

        Combined, the Company's net working interest production as of November 8, 2000 is 71 MMcf per day or 52 MMcf per day net after royalty and fuel usage. Since early November 1999, the Company's net working interest gas production has increased by 255% from 20 MMcf per day to 71 MMcf per day and the number of producing wells has increased from 122 to 762 wells. The Company has an additional 149 gross (102 net) wells that are connected to gathering systems and dewatering but not yet producing gas and 225 gross (145 net) wells that are in the process of being connected to gathering and water handling systems. These 374 not-yet producing gross (247 net) wells should contribute significantly to Pennaco's future production growth.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


                             RESULTS OF OPERATIONS
                             ---------------------

        As reflected in the following unaudited quarterly statement of operations data and summary production, price and cost data shown below, the Company's operating activities for the three months ended September 30, 2000, have grown significantly over the past four quarters.


                                                                                  Three Months Ended
                                                        ----------------------------------------------------------------------------
                                                                        (in thousands, except  per share amounts)

                                                       September 30,   December 31,      March 31,       June 30,      September 30,
                                                           1999            1999            2000            2000            2000
                                                       -------------   ------------    -------------   ------------    ------------
  STATEMENT OF OPERATIONS DATA:

Revenue:
Natural gas revenue...............................     $       1,121   $      2,801    $       6,199   $     11,451    $     15,010
                                                       -------------   ------------    -------------   ------------    ------------


Operating expenses:
  Lease operating.................................               287            500            1,240          1,884           2,080
  Gathering, compression, and transportation......               502          1,153            2,191          2,779           3,149
  Production taxes................................                70            162              377            755           1,031
  Exploration.....................................               286            324              217            280             223
  Depletion, depreciation and amortization........               196            467              822          1,192           1,430
  General and administrative......................             1,315          1,497            1,284          1,323           1,304
                                                       -------------   ------------    -------------   ------------    ------------
     Total expenses...............................             2,656          4,103            6,131          8,213           9,217
                                                       -------------   ------------    -------------   ------------    ------------

Income (loss)  from operations....................            (1,535)        (1,302)              68          3,238           5,793
                                                       -------------   ------------    -------------   ------------    ------------


Other income (expense):
  Interest income.................................                23            108               35             18              18
  Interest expense................................               (62)             -                -              -            (200)
  Gain on sale of properties......................                 -            168                -              -               -
                                                       -------------   ------------    -------------   ------------    ------------
     Total other income (expense).................               (39)           276               35             18            (182)
                                                       -------------   ------------    -------------   ------------    ------------

Income (loss) before income taxes.................            (1,574)        (1,026)             103          3,256           5,611
Income tax benefit (expense)......................               563            444              (36)        (1,140)         (1,964)
                                                       -------------   ------------    -------------   ------------    ------------

Net income (loss).................................     $      (1,011)  $       (582)   $          67   $      2,116    $      3,647
                                                       =============   ============    =============   ============    ============

Earnings (loss) per share:
  Basic...........................................     $        (.07)  $       (.03)   $           -   $        .11    $        .19
                                                       =============   ============    =============   ============    ============
  Diluted.........................................     $        (.07)  $       (.03)   $           -   $        .10    $        .17
                                                       =============   ============    =============   ============    ============
Weighted average common shares outstanding:
  Basic...........................................            15,291         17,989           18,910         19,380          19,554
                                                       =============   ============    =============   ============    ============
  Diluted.........................................            15,291         17,989           21,209         21,786          21,979
                                                       =============   ============    =============   ============    ============


SUMMARY  PRODUCTION,  PRICE  AND COST  DATA:
Natural gas sales volume for period (MMcf)..........             743          1,604            3,145          4,055           4,653
Average daily natural gas sales volume (MMcf).......               8             17               35             45              51
Average realized gas price (per Mcf)................   $        1.51   $       1.75    $        1.97   $       2.82    $       3.23
Lease operating expense (per Mcf)...................   $        0.39   $       0.31    $        0.39   $       0.46    $       0.45
Gathering, compression and transportation (per Mcf).   $        0.68   $       0.72    $        0.70   $       0.69    $       0.68
Depletion, depreciation and amortization (per Mcf)..   $        0.26   $       0.29    $        0.26   $       0.29    $       0.31

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)


Financial Results for the Three Months Ended September 30, 2000:

     The Company reported net income of $3,647,000 or $0.17 per share (all per share amounts noted herein are on a diluted basis) for the three months ended September 30, 2000 compared to a net loss of $1,011,000 or $0.07 per share for the three months ended September 30, 1999. The Company had income from operations of $5,793,000 for the three months ended September 30, 2000. This compares to a loss from operations of $1,535,000 for the same period in 1999.

     The Company's natural gas revenues have increased quarter-to-quarter due to the increased volume of gas sales resulting from the Company's increase in the number of producing wells and the increase in the sales price received by the Company for its natural gas. The Company had net gas sales during the three months ended September 30, 2000 of 4.7 billion cubic feet (Bcf), or 51 million cubic feet (MMcf) per day, over six times the 8 MMcf per day of gas sales in the comparable prior year period and a 13% increase over the 45 MMcf per day of net gas sales in the three months ended June 30, 2000. The quarterly average realized gas price for the three months ended September 30, 2000 was $3.23 per thousand cubic feet (Mcf), a 114% increase over the $1.51 per Mcf realized in the prior year period and a 15% increase over the $2.82 realized in the three months ended June 30, 2000. While the Company had no hedging activity in the second or third quarter 2000, hedging activities reduced the average realized price for the prior year period by $0.55 per Mcf. Natural gas revenues for the three months ended September 30, 2000 were $15,010,000, over thirteen times the $1,121,000 in revenues for the prior year period and a 30% increase over the $11,451,000 in the three months ended June 30, 2000.

     Lease operating expense was $0.45 per Mcf for the three months ended September 30, 2000 as compared to $0.39 for the prior year period and $0.46 for three months ended June 30, 2000. The increase over the prior year period was primarily due to continued heavy use of portable diesel-fired generators to produce electricity for the Company's downhole water pumps. As a result of the expanding power grid in the Company's operating areas, the Company plans to reduce the number of generators under contract in the field. This should result in a decrease in lease operating expense per Mcf over the next several quarters as the Company increases the proportion of its producing wells connected to the local electric power grid.

     Gathering, compression and transportation expense was $0.68 per Mcf for the three months ended September 30, 2000, flat with the $.68 per Mcf in the prior year period. Production taxes increased to $0.22 per Mcf for the three months ended September 30, 2000 compared to $0.09 per Mcf in the prior year period, principally as a result of the 114% increase in the average realized gas price. Depreciation, depletion and amortization was $0.31 per Mcf for three months ended September 30, 2000, compared to $0.26 per Mcf for prior year period, primarily due to higher capital costs for water handling operations.

                             Pennaco Energy, Inc.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

      General and administrative expenses were $1,304,000 or $0.28 per Mcf for the three months ended September 30, 2000, almost unchanged from $1,315,000 in the prior year period and $1,323,000 for the quarter ended June 30, 2000, but a reduction of 15% on a per-unit basis from $0.33 per Mcf for the three months ended June 30, 2000 due to economies of scale from higher gas production volumes.


Financial Results for the Nine Months Ended September 30, 2000

     The Company reported net income of $5,830,000 or $0.27 per share for the nine months ended September 30, 2000, as compared to $5,456,000 or $0.31 per share for the comparable prior year period. The prior year period included a pre-tax gain on sale of properties of $12,431,000 in connection with the closing of the CMS transaction. With respect to gas production, revenues and expenses, a comparison of the nine months ended September 30, 2000, to the prior year period is not meaningful since Pennaco's first gas sales did not occur until late April 1999.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company had capital expenditures of approximately $67,757,000 during the nine months ended September 30, 2000, including $23,144,000 for leasehold acquisitions and for the purchase of 36 CBM wellbores, $27,809,000 for drilling activities, $16,159,000 for water discharge, power and pipeline facilities, and $645,000 for other property and equipment. A portion of the water discharge, power and pipeline facilities are associated not only with wells drilled in 1999 and 2000, but also with future wells to be drilled over the next two years throughout the Gillette Area and the Northern Fairway Area. Such capital expenditures were financed by a combination of bank borrowings and cash flow from operations.

     The Company's capital spending budget for 2000 is currently $80,000,000. The Company plans to finance the year 2000 budget through a combination of cash flow from operations and bank borrowings. The Company plans to spend a total of $25,000,000 on lease acquisitions which will add to near-term drilling inventory and $55,000,000 to drill 500 net wells and to construct facilities. Of these 500 net wells, 432 were drilled as of September 30, 2000. The wells will be a combination of joint Pennaco/CMS wells drilled in the AMI and Pennaco wells drilled primarily in its Gillette Area.

     On July 23, 1999 the Company entered into a revolving line of credit with US Bank National Association. US Bank increased the Company's borrowing base to $70,000,000 in October 2000, under the existing $125,000,000 credit facility, as a result of the Company's successful drilling and production activities since December 31, 1999. The Company's bank debt totaled $52,400,000 as of September 30, 2000.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), effective beginning with the first quarter of fiscal years beginning after June 30, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that Statement No. 133 will have an impact on its financial statements.

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

     Commodity Price Risk

     The Company's financial results are affected when prices for natural gas fluctuate. Such effects can be significant. To manage the risks related to commodity prices and to reduce the impact of fluctuations in prices, the Company may from time to time enter into long-term sales contracts and financial instruments. Under its strategy, the Company may enter into energy swaps, put options, basis locks or other financial instruments. The Company uses its hedging strategy to minimize its exposure to gas price changes. The Company uses the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are recorded as changes in the realized prices of the commodities. When exposure to changing gas prices is not substantially eliminated, the Company will record all payments made or received as well as the changes in the fair market value of the financial instruments as other income (expense).

     Put Options

     The Company purchased a "put option" which establishes a floor price of $3.10 per MMBtu (CIG Rocky Mountain price) for approximately 7.5 Bcf of production from August 1, 2000 through March 31, 2001. This put option contract places no limit on the upside price for the Company's gas production. The cost of the put options totaled $866,000. If the monthly closing price of CIG Rocky Mountain gas index is below the floor price then the Company receives proceeds equal to the difference between the floor price and the closing price. To the extent the put options qualify as a hedge of the Company's gas sales, the cost of the put option and proceeds, if any, received on the exercise of such are recorded as an adjustment of natural gas revenues over the period the hedged production is produced. To the extent the put options do not qualify as a hedge of the Company's gas sales, the cost of the put option and proceeds, if any, as well as changes in the fair market value of the put options, are charged to other income (expense).

     Basis Lock

     The Company has entered into contracts which have locked-in the NYMEX to CIG Rocky Mountain basis differential ("basis locks") beginning in November 2000 for each of the following: 20 MMcf per day at $0.51 per Mcf for three years, 15 MMcf per day at $0.50 per Mcf for two years and 10 MMcf per day at $.34 per Mcf for three months. In a basis lock, the Company enters into a Pennaco Energy, Inc.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

contract with another party which provides for the Company to receive (pay) funds if the closing CIG Rocky Mountain basis differential for the given month is higher (lower) than the contract differential. This will protect the Company from basis expansion over the next two to three years, as interstate pipeline infrastructure expands to keep pace with growing Rocky Mountain gas supply. To the extent the basis lock is entered into with an energy swap (discussed below) and therefore, effectively hedges the Company's exposure to gas price fluctuations, the payments made or received in connection with the basis lock will be recorded as an adjustment to natural gas revenues. The change in the fair market value of basis lock contracts entered into with no corresponding energy swap as well as any payments made or received in connection therewith, will be recorded as other income (expense).

     Energy Swaps

     The Company has fixed the price on a portion of its production over the next 18 months using "energy swaps". In an energy swap, the Company enters into a contract with a counterparty which provides for the Company to receive (pay) funds if the NYMEX closing price for natural gas for the given month is lower (higher) than the contract price. The Company will record as an adjustment to natural gas revenues any proceeds received or payments made by the Company in connection with the energy swaps. Utilizing the energy swaps in connection with the basis locks as shown in the table below, the Company has fixed the price on certain of its future gas production. For November 2000, the Company has fixed the price on 35 MMcf per day at $4.91 per Mcf CIG. For the period December 2000 through March 2001, the Company has fixed 25 MMcf per day at $4.92 per Mcf CIG. For the period April through October 2001, the Company has fixed 30 MMcf per day at $4.19 per Mcf CIG. Finally, for the period November 2001 through March 2002, the Company has fixed 12.5 MMcf per day at $4.15 per Mcf CIG.

     Interest Rate Risk

     The Company's credit facility is secured by mortgages on substantially all of the Company's properties. The credit facility provides for a revolving period ending on June 30, 2002, after which the loan is to be repaid over 48 months. The credit facility contains certain covenants, including restrictions on indebtedness, requirements with respect to working capital and tangible net worth. Interest is payable at a variable rate based on LIBOR or the prime rate. The Company's exposure to changes in interest rates results from such borrowing with floating interest rates. At the present time, the Company has no financial instruments in place to manage the long-term impact of changes in interest rates.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PENNACO ENERGY, INC.



November 8, 2000                By: /s/ Paul M. Rady
                        ----------------------------------------
                        Paul M. Rady, President and Chief
                        Executive Officer



November 8, 2000                By: /s/ Glen C. Warren, Jr.
                        ----------------------------------------
                        Glen C. Warren, Jr., Executive Vice President and Chief Financial Officer
                        (Principal Financial and Accounting Officer)



November 8, 2000                By: /s/ Charles E. Brammeier
                        ------------------------------------------
                        Charles E. Brammeier, Controller